Form 10-K
period 1996-12-31
FIRST VIRTUAL HOLDING INC
filed 1997-03-31
CIK 1017829

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE PERIOD FROM           TO           .

                       COMMISSION FILE NUMBER: 000-21751

                      FIRST VIRTUAL HOLDINGS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  DELAWARE                                       33-0612860
         (STATE OR JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

                           11975 EL CAMINO REAL #200
                              SAN DIEGO, CA 92130
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (619) 793-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT: NONE

                                                              NAME OF EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K: [ ]

     As of January 31, 1997, there were outstanding 8,794,812 shares of the Registrant's Common Stock, $.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,645,000 when the closing price of such stock, as reported on the Nasdaq National Market was $9.00. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the of the outstanding common stock have been excluded in that such persons may be affiliates.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on June 20, 1997.
================================================================================

                                     PART I

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 29. Certain sections in this report have been identified as containing forward looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

ITEM 1.  BUSINESS

     First Virtual Holdings Incorporated ("First Virtual" or "the Company") has developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture uses E-mail which has the widest reach and broadest use of any Internet application. First Virtual Internet Payment System ("FVIPS"), a secure and easy-to-use payment system introduced in October 1994, is the Company's first application of the VirtualPIN architecture. As of December 31, 1996, the Company has processed over 300,000 FVIPS transactions and has registered more than 3,000 merchants ("Sellers") and 200,000 consumers ("Buyers") in 166 countries. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet within banners or "roving store fronts" which are designed to allow Buyers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG may become one of the first solutions that takes full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* In December 1996, the Company launched 1Virtual Place, a retail environment which permits the testing of technologies and concepts along with the sale of products. The Company believes that the VirtualPIN architecture can also serve as the basis for additional Internet applications including direct marketing, interactive advertising, merchandising, subscriptions and renewals, bill presentment and payment, client response surveys and Internet communications.*

INDUSTRY BACKGROUND

     The Internet is a rapidly growing network of computers and computer networks that permits communication among users throughout the world. IDC estimates that the number of Internet users will grow to approximately 200 million by the end of 1999 from 89 million at the end of 1996. The most widely used application of the Internet is E-mail. The popularity of E-mail and the emergence of the Web and easy-to-use browser software have fostered continued rapid growth in Internet use by businesses and individuals.

     The evolution of the Internet and the Web as vehicles for electronic commerce have led to the emergence of new media, merchandising and transaction processing opportunities. Advertisers, for example, can use newly provided demographic data to cost effectively target individuals or narrowly defined groups. Internet commerce can reduce, and in some cases eliminate, merchants' requirements for physical store premises, warehouses and distribution centers, by permitting shipment directly from manufacturer to consumer. Information products, such as news, data and research, can be downloaded directly to a personal computer, minimizing the cost of physical reproduction, packaging and distribution of these products. Buyers are motivated to accept these new offerings because they improve the likelihood of viewing information and receiving merchandise offers of specific interest to them. The Internet provides Buyers with the potential to conveniently locate and initiate purchases in a single marketplace which is easily accessible from home or office.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

     Consumers have accepted credit cards as a payment method for most mail order, catalogue and similar transactions, and the majority of consumers hold at least one credit card. In addition, credit card payment processing, refund procedures and legal regulations are well established. As a result, the Company believes that accommodating secure credit card usage on the Internet is one of the key elements of Internet commerce. Several companies are seeking to provide a viable secure transaction-based payment system to enable credit card processing and business-to-consumer Internet commerce. In general, these payment systems can be classified into two broad categories: those using off-line process-based technologies which process and maintain sensitive financial information off the Internet, and those using encryption-based technologies, which encode sensitive financial information for transmission on the Internet.

BARRIERS TO INTERNET COMMERCE AND INTERACTIVE INTERNET COMMUNICATION

     The Company believes that there are a number of barriers to the proliferation of Internet commerce and related interactive Internet communication applications including (i) developing effective methods of Internet advertising to stimulate consumer interest, (ii) developing direct marketing and merchandising capabilities and (iii) developing a secure and effective transaction processing system.

     Effective methods of Internet advertising to stimulate consumer interest. Currently, Sellers are generally restricted to providing passive advertising similar to that offered in traditional media. The effectiveness of advertising on the Internet would likely be increased substantially by the ability to proactively present advertising to specific Internet subscribers and to incorporate interactive, stimulating images and sounds within Web page advertisements.

     Direct marketing and merchandising capability. The Company believes that Sellers are becoming increasingly aware that having a Web page does not, of itself, result in effective Internet commerce. Currently, Sellers lack the means of effectively marketing directly to potential Buyers who fit specific profiles. Buyers have the burden of actively searching the vast information and numerous Web pages on the Internet, often in inefficient and time consuming ways, for specific products or services. In addition, a purchase transaction may be more time consuming, require moving through multiple Web pages or disconnecting from the Internet to place a toll-free call.

     Secure and effective transaction processing system. The Company believes that an effective transaction processing system for Internet commerce must successfully address the following:

     - Lack of security. The Internet is a public network which potentially allows third parties to gain unauthorized access to data as it is routed to its intended destination or stored in databases. Current solutions generally require encryption and specialized hardware or software solutions which may be expensive, difficult to use and susceptible to penetration by proficient and determined hackers.

     - Lack of privacy. The open and public nature of the Internet reduces the ability of the consumer to maintain the privacy of the personal data typically submitted and compiled in order to process a commercial transaction.

     - Transaction fraud. The Internet may facilitate transaction fraud by parties posing as legitimate merchants, collecting payment without delivering goods or services, or as consumers, acquiring goods or services without making a payment for such goods or services.

     - Consumer reluctance to use new payment systems. In order for Buyers to adopt Internet commerce on a widespread basis, purchasing and selling over the Internet must be as convenient and easy-to-use as traditional purchasing methods.

     - Difficulty of widespread system deployment and acceptance. The interface which enables Internet commerce must be compatible with existing hardware and software and inexpensive and easy-to-use for the average consumer. The payment systems must also interoperate with established financial networks and protocols since financial institutions may be reluctant to adopt and implement entirely new processing and payment methods.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

THE FIRST VIRTUAL SOLUTION

     The Company has developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN, an alphanumeric sequence unique to each user, allows the user to establish and maintain identity on the Internet in a controlled and confidential manner. FVIPS is the Company's first application of the VirtualPIN architecture. To initiate a transaction using FVIPS, the Buyer transmits a VirtualPIN to the Seller, who accepts it as a form of payment for the Buyer's order and relays it to First Virtual for verification. After the Buyer responds affirmatively to the Company's automated request for E-mail confirmation of the transaction, First Virtual initiates financial settlement through the established and secure credit card transaction processing networks.

     In order to bring the retail environment to any Web page, the Company introduced the VirtualTAG, its second application of the VirtualPIN architecture. The Company believes the VirtualTAG may become one of the first solutions that takes full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* The VirtualTAG uses the programming language Java to create a cross-platform multimedia environment with stimulating, interactive advertisements within banners or "roving store fronts". The VirtualTAG is designed to allow Buyers to initiate the purchase and payment and arrange for the delivery of a product being advertised without leaving the Web page on which the advertisement appears. The Company believes that the VirtualPIN architecture, FVIPS and the VirtualTAG applications provide the following key advantages:

     Targeted and interactive advertising. The Company's VirtualPIN architecture is designed to enable merchandisers to target specific registered users with the users' consent and without revealing the users' sensitive personal or demographic data. The Company's VirtualTAG application is designed to provide an interactive and engaging message by combining sound and motion which is activated by the Buyer as the cursor moves near or on the advertisement.

     Direct marketing and merchandising facility. The Company believes the VirtualTAG application may enable Sellers to directly market and merchandise their products and services to Buyers. For example, if the advertisement were in a newspaper, the VirtualTAG would be comparable to touching a retail store advertisement, obtaining additional product information, and buying a product, without having to stop reading the newspaper and visit the store.

     Enhanced transaction processing system. By transmitting only a Buyer's VirtualPIN over the Internet, using E-mail verification and processing and storing sensitive information off-line, FVIPS offers a simple and effective transaction processing solution with the following attributes:

     - Security. Confidential information, such as credit card numbers, are stored on servers which cannot be accessed from the Internet and are never transmitted over the Internet by First Virtual. All that is transmitted over the Internet is the non-confidential VirtualPIN. Therefore, the Company believes that FVIPS virtually eliminates the risk of credit card theft on the Internet.

     - Privacy. The Buyer's E-mail address, VirtualPIN and any other personal information that is willingly disclosed when registering are stored on one of the Company databases which are connected to the Internet and are protected by enhanced commercial fire walls and by restricted log-in access. In addition, the Company's registered users maintain their privacy by using their VirtualPIN in FVIPS transactions.

     - Transaction safeguards. On receipt of the Seller's transaction request, the Company automatically sends E-mail to the Buyer to confirm that the Buyer authorizes the order, thereby ensuring authenticity without the need to transmit confidential information.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

     - Familiarity and accessibility. The VirtualPIN architecture and FVIPS rely on E-mail, a widespread, proven and accepted technology with established standards, and does not require Buyers to purchase or install any additional hardware or software. The architecture is also based on the PIN concept, which is widely understood and accepted. Once a Buyer has completed the simple registration process with the Company, the Buyer can purchase goods and information services from home or office, 24 hours a day, through the familiar point-and-click process.

     - Interoperability and adaptability. The VirtualPIN is designed for integration with a broad set of Internet applications and evolving platforms and protocols. In contrast to other Internet commerce and communications solutions which require complex computer architectures capable of deciphering intricate encrypted messages, the VirtualPIN can be used on virtually any standard personal computer or Internet access appliance. FVIPS uses traditional financial payment mechanisms and enables financial institutions to maintain their existing financial networks and back-office operations and still participate in the potential growth opportunities offered by Internet commerce. As a result, financial institutions incur little additional cost in adopting FVIPS.

STRATEGY

     The Company's objective is to become a leading facilitator of Internet commerce and other forms of interactive Internet communications.* The Company's strategy includes the following key elements:

     Leverage technological expertise. The Company intends to leverage its technological expertise to accelerate the development of new and enhanced products and services.* The Company has world-class expertise in E-mail technology, with particular emphasis on E-mail-based distributed services, and has invested significant resources to develop the VirtualPIN architecture to operate seamlessly with most E-mail systems around the world. The Company also has strong expertise in other key areas of Internet-related technology, such as Java and Virtual Reality Markup Language ("VRML") technology and cryptography, as well as in the development of scalable and reliable distributed systems.

     Rapidly deploy VirtualPINs through strategic partners and other distribution channels. The Company intends to establish a large installed base of Buyer and Seller VirtualPINs through multiple channels including credit card companies and other financial institutions, on-line and Internet service providers, value added integrators and a variety of direct marketing programs. To accelerate the distribution of the VirtualPIN, the Company has entered into strategic relationships with several major financial institutions including First USA Paymentech (NYSE: PTI), GE Capital and First Data Corporation ("First Data") (NYSE: FDC). These relationships include financial investments in the Company, representation on the Company's Board of Directors, and, in certain instances, distribution and marketing arrangements.

     Leverage the VirtualPIN architecture for additional applications. The Company believes it may be able to expand the VirtualPIN architecture to address a number of new applications including interactive advertising, targeted direct marketing and consumer research.* For example, the Company's VirtualTAG application is designed to enable Sellers to create stimulating, interactive advertisements within banners or "roving store fronts" which allow Buyers to initiate the purchase and payment and arrange for the delivery of a product being advertised without leaving the Web page on which the advertisement appears. This technology has also been demonstrated to work within certain E-mail software. The Company hopes to pursue the development of VirtualPIN enhancements and new applications through internal product development, the establishment of joint ventures with businesses in complementary fields and the acquisition of related products or businesses.*

     Expand transaction-based business model providing recurring revenues. The VirtualPIN architecture is designed to enable the Company to generate a recurring revenue stream from Buyers and Sellers through fees

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

from annual registration, transaction processing, automatic subscription renewal, bill presentment and payment and royalties.*

THE VIRTUALPIN ARCHITECTURE AND ITS APPLICATIONS

     The VirtualPIN, an alphanumeric sequence unique to each user, allows the user to establish and maintain identity on the Internet in a controlled and confidential manner.

     The VirtualPIN is designed for integration with a broad set of Internet applications and evolving platforms and protocols. FVIPS is the first application of the VirtualPIN architecture and since it uses ASCII text, can be used on virtually any standard personal computer or Internet access appliance. The following table sets forth existing and currently proposed future applications of the VirtualPIN architecture.

PRODUCT/SERVICE                INTRODUCTION DATE                  SUMMARY DESCRIPTION
--------------------------    --------------------    --------------------------------------------
FVIPS                         October 1994            Secure and easy-to-use Internet payment
                                                      system
VirtualTAG                    December 1996           Interactive advertising applet within
                                                      banners or "roving store fronts" on the Web
                                                      page
1 Virtual Place               December 1996           "Virtual" store showcasing First Virtual
                                                      technologies and concepts in cooperation
                                                      with Sellers
Targeted Marketing            Second Quarter 1997     Seller-initiated direct marketing to
                                                      consenting Buyers, who remain anonymous
Billing Notification          Fourth Quarter 1997     Seller-initiated electronic billing
                                                      notification including subscription and
                                                      membership renewal and recurring bill
                                                      presentment and payment

     The targeted marketing and billing notification products and services are under development. There can be no assurance that such products or services will be introduced in accordance with the dates above, or at all, or that if introduced will achieve market acceptance.

THE FIRST VIRTUAL INTERNET PAYMENT SYSTEM (FVIPS)

     The VirtualPIN acts as a substitute for the Seller's bank account number and E-mail address and the Buyer's credit card number and E-mail address during the course of the FVIPS transaction. Use of the VirtualPIN allows transactions to be completed on the Internet without exposing sensitive Seller and Buyer credit card information to unauthorized discovery.

     FVIPS functions as a two-tier system of "Purchase" and "Back-Office" authorization and settlement processes. A secure barrier exists between the Purchase tier on the Internet and the Back-Office tier on existing credit card processing networks. This barrier separates the sensitive Seller and Buyer information from the Internet. The initiation and verification of the transaction between the Seller and the Buyer occurs on the Purchase tier. The Company's Purchase tier database server is connected to the Internet and interacts with Sellers and Buyers to receive transaction details and manage the transaction process. This server stores limited and non-financial Seller and Buyer information, including the user's VirtualPIN, E-mail address and data regarding any FVIPS transaction that has not yet been completed.

     Financial authorization and credit card settlement occurs on the Back-Office tier. The Company's Back-Office tier database server is connected to existing financial networks and is used for processing Visa and MasterCard transactions, but is not directly connected to the Internet. Functionally, this server integrates FVIPS transactions with existing financial networks. This server also stores credit card and bank account numbers and complete VirtualPIN transaction histories. Since the sensitive information on this server is never stored on nor transmitted over the Internet by First Virtual, the VirtualPIN architecture is designed to prevent

---------------

This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

unauthorized access to this sensitive information. Both the Purchase and Back-Office servers are protected by extensive security measures. See "Server Security" below.

     The Company believes that FVIPS' security and privacy capabilities provide significant advantages to both the Seller and the Buyer for conducting commerce over the Internet. The security and privacy of the Buyer's sensitive financial information is designed to be protected because the use of the VirtualPIN does not require the transmission of this information over the Internet. By storing sensitive financial information in the Back-Office tier, the Company believes that its database of bank account and credit card numbers is protected from electronic attempts to acquire or compromise the data. The required Buyer confirmation of the transaction by E-mail renders the unauthorized possession of a VirtualPIN and deters automated fraud. Through the use of process-based security that does not require the protection of the VirtualPIN during transmission over the Internet, FVIPS is designed to avoid the need for complicated encryption methods characteristic of competing Internet payment systems.

     The following description relates to the current operation of FVIPS. The Company may make changes to the operation of FVIPS in the future as warranted by business conditions or changes in credit card association operating rules.

  Buyer Registration

     The registration process for Buyers is quick and simple. FVIPS requires only that the Buyer possess a valid Visa or MasterCard credit card and have access to Internet E-mail. No additional hardware or software is needed. Most Buyers also want access to the Web, where most Sellers maintain retail sites. In order to register, a Buyer completes an application containing the Buyer's name, E-mail address and postal address via E-mail or by visiting a Seller's or the Company's Web page. On receipt of the application, the Company confirms the validity of the Buyer's E-mail address by sending the applicant E-mail instructions to call a toll-free automated response unit to provide the Buyer's credit card information. The Company validates the applicant's financial information by submitting the registration fee as a charge to the applicant's credit card. If the credit card information is valid, the Buyer is sent E-mail issuing his VirtualPIN. If the credit card information is invalid, the Buyer is notified via E-mail.

  Seller Registration

     A Seller can be any individual or entity that has an E-mail address and a valid U.S. bank account. In addition to an account application process similar to the one outlined for a Buyer above, a Seller applicant must also pay an initial registration fee and provide the Company with information to identify the U.S. bank account into which net sales receipts will be deposited by the Company after settlement of the transaction. In most cases, a check is sufficient to meet both requirements. After receiving the bank account information, and, if applicable, upon qualifying as an Express Seller, the Company issues a VirtualPIN to the Seller and notifies the Seller of its VirtualPIN via E-mail.

     To qualify as an Express Seller and receive transaction settlement in approximately three to five business days, the Seller must meet First USA Paymentech's traditional credit card merchant qualifications. In addition to the standard Seller application process outlined above, Express Sellers must submit an additional hard copy application to First USA Paymentech, the Company's merchant acquiror, for credit screening, and to the Company for approval. The Company is contemplating a program which would permit certain potential Express Sellers to use their existing merchant acquiror arrangements.*

     No additional hardware is needed and only minimal software is required if the Seller wishes to integrate the Company's merchant software with the Seller's Web server for manual processing. However, a Seller who wishes to enhance its Web server to allow for automatic processing of FVIPS transactions may download the

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

Company's publicly available code, write customized software using Company-provided specifications or use third party software incorporating FVIPS.

  The Purchase Cycle

     The Purchase Cycle of a FVIPS transaction involves the following steps:


                         [PURCHASE CYCLE ILLUSTRATION]


     1. The Buyer initiates the purchase cycle by transmitting his order and VirtualPIN to the Seller. This is typically done by accessing the Seller's Web page. At the Seller's option, the Buyer's VirtualPIN can be verified in real time with the Company's server, ensuring that the Buyer's VirtualPIN is valid.

     2. The Seller submits a transaction request either by E-mail or SMXP real-time messaging with the following information: the Seller's and Buyer's VirtualPINs, purchase amount, item name, and an optional request to receive notification of the credit card authorization result.

     3. On receipt of the Seller's transaction request, the Company automatically sends E-mail to the Buyer to confirm that the Buyer authorizes the order.

     4. The Buyer replies to the Company's confirmation E-mail by answering "yes," "no," or "fraud." A "yes" response indicates the Buyer authorizes the order. A "no" response indicates the Buyer does not authorize the order, for reasons including changing his mind or, in the case of an information product which has already been transmitted to the Buyer at the time of confirmation, that the Buyer did not receive what he should have. A "fraud" response indicates that the Buyer's VirtualPIN was used without his authorization.

     5. If the Buyer replies "no," the Company cancels the transaction (however, repeated "no" replies subject a Buyer to VirtualPIN revocation); if the Buyer replies "fraud," the Company cancels the transaction and the Buyer's VirtualPIN to protect the Seller and Buyer from further attempts at fraudulent use; if the Buyer fails to reply to the confirmation E-mail, several additional attempts will be made before the Company notifies the Seller of a "no sale." If the Buyer replies "yes," the Company notifies the Seller by E-mail of the Buyer's affirmative reply.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

     One area of concern has been the needs of merchants who want to increase sales volumes by relying upon impulse purchases. The FVIPS design which includes Step 4 above, may reduce the quantity of such impulse purchases. To address this issue, additional features are under development to allow for authorization without requiring the "yes", "no", "fraud" interaction with the buyer.

     6. The Company proceeds to process the transaction through the established financial networks.

  The Back-Office Cycle

     The Back-Office Cycle of a financial transaction involves the following steps:


         [BACK-OFFICE AUTHORIZATION AND SETTLEMENT CYCLE ILLUSTRATION]


     6. Once the Buyer replies "yes," the Company transmits the transaction information (Seller and Buyer VirtualPINs and transaction details) to a secure Back-Office server through dedicated lines using a one-way batch protocol. The Back-Office server is not directly connected to the Internet.

     7. At the secure Back-Office server, the Buyer's VirtualPIN is matched with the Buyer's credit card number and the Seller's VirtualPIN is matched with the Seller's Automated Clearing House ("ACH") routing number. The Company never transmits Buyers' and Sellers' sensitive financial information on the Internet.

     8. Credit authorization is requested through the Company's processor, which in turn processes the credit authorization through the existing Visa/MasterCard interchange networks.

     9. The processor passes back credit authorization results to the Company's Back-Office server.

     10. If the Seller requested notification of credit authorization (see Step 2 above), it is transmitted to the Seller; if the Seller did not request notification of credit authorization, the Seller will only be notified in the

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

event of an authorization failure. If such a failure occurs, the transaction is canceled, the Buyer is notified, and the Buyer's VirtualPIN is suspended.

     11. The Buyer's credit card is charged through the Company's processor and the Visa/MasterCard interchange networks. Transactions of less than $10 are accumulated until they total more than $10 or have aged more than 10 days, and the accumulated amount is processed as a single item. The issuing bank will bill the Buyer on his next monthly statement. The processor bills the Company monthly for transaction authorization and settlement fees.

     12. The Buyer is automatically notified of the charge by E-mail.

     13. The following morning, the issuing bank remits the transaction amount (less its issuing bank interchange fee) to the Company's merchant acquiror, via the Company's processor. First USA Paymentech is the Company's merchant acquiror. The funds from the purchase are held at First USA Paymentech: for a Pioneer Seller, the funds are held in escrow for 91 calendar days and for an Express Seller, the funds are paid within three to five business days. The merchant acquiror bills the Company monthly for transaction fees and a network assessment fee paid to the credit card association.

     14. At the end of the holding period, First USA Paymentech transfers the funds to the Company's deposit account held at Northern Trust Company ("Northern Trust"). The Company collects its transaction fees before transferring the net proceeds to the Seller.

     15. The following day, the Seller's net funds are transferred to the Seller's bank account via ACH. Northern Trust bills the Company monthly for ACH transfer fees.

     16. The Seller is automatically notified of the deposit by E-mail.

     The Seller may independently choose, depending on his security requirements, to deliver the product at any of the following four points in the transaction process: (i) following the verification of the validity of the Buyer's VirtualPIN by the Purchase server; (ii) when the transaction has been accepted by the Purchase server, indicating the VirtualPIN is valid and in good standing; (iii) following the Buyer's confirmation of the transaction; or (iv) following the receipt of credit card authorization.

  Server Security

     The Company's Purchase and Back-Office servers are located in two facilities. One facility is leased from First USA Paymentech (Dallas) and a planned second facility is leased from Time Warner (San Diego). The Company's servers that connect directly to the Internet (the "Purchase" servers) are protected by Company-modified commercial firewalls and restricted log-in-access. Remote log-in sessions are protected through the use of one-time passwords and encrypted communication. The only information that resides on or passes through the Purchase servers includes nonsensitive information such as VirtualPINs, E-mail addresses and recent VirtualPIN transaction histories.

     The Company's servers which store and transmit financially sensitive information, such as bank account and credit card numbers and complete VirtualPIN transaction histories, are not directly connected to the Internet. These Back-Office servers cannot be accessed from the Internet and can only be accessed in person or by direct telephone connection using specific, unique cryptographic hardware.

     Communication between the Purchase servers and the Back-Office servers uses a proprietary one-way batch protocol that allows extremely limited types of transmission of information and activity between the servers. The Company believes that it is virtually impossible for sensitive financial information to be compromised without physical access to the Company's Back-Office servers. Further, the Company has implemented a series of sophisticated auditing and intruder-detection systems. Should an intruder ever be suspected, communications between the Purchase and Back-Office servers would be severed to ensure the

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

safety and integrity of the financial information. There can be no assurance that, due to technological advancements or other factors beyond the control of the Company, such measures will maintain absolute security.

  Disaster Recovery

     FVIPS is configured to provide hardware and data redundancy. In the event that a computer within the system should fail, the Company believes that adequate redundancy in hardware and data storage units exists to allow FVIPS to continue operating at a reduced capacity. All data is backed up daily to tape and stored off-site in a secure storage facility. The Company maintains on-site duplicates of the system's data storage units, known as "mirrors," to provide additional data integrity and security. The Company intends to build a second system in 1997 to reduce the chance of system overload or failure. The second system will be located at the Time Warner (San Diego) facility separate from the existing FVIPS location.

  Digital Signatures

     When the Company sends credit authorization results to the Seller (see Step 10 under "The Back Office Cycle" above), the Company can use public key cryptography to digitally sign authorization notices. This procedure is intended to prevent the forging of authorization results and the subsequent fraudulent inducing of product shipment. Copies of the Company's public authentication keys are available on the Company's server. For security purposes, current plans provide that the keys are to be changed monthly and are to be made available only a few days before they are eligible for use. The private keys necessary for full digital signing of messages are kept off the Internet. If the Seller wishes to take advantage of this authentication feature, additional cryptographic software (both publicly and commercially available) is required.

  Optional Encryption of Seller Messages

     FVIPS allows the Seller the option of encrypting messages with purchase information to the Purchase servers for additional security. This option requires the Seller to obtain additional cryptographic software and the Company's public encryption keys, which are available without charge from the Company's server.

  Fraud and Chargebacks

     Under Federal Reserve Regulation Z, credit cardholders have significant rights to dispute charges including, but not limited to, up to two billing cycles after the billing period in which the charge appears on the cardholder's statement. If a credit cardholder purchases a product or service and is dissatisfied after the purchase, the cardholder may be able to return the product and demand a refund. If the merchant, after having received payment from its merchant acquiror, refuses to issue a refund or properly provide the product or service to the cardholder, the cardholder may initiate a "chargeback" through the issuing bank. When a chargeback occurs, the merchant's acquiring bank is responsible for refunding the amount of the charge to the issuing bank (who then refunds the charge amount to the consumer) and collecting funds from the merchant. If the merchant does not have sufficient funds to repay the chargeback, the merchant acquiror is liable.

     With respect to the Company's current operations, First USA Paymentech is the merchant acquiror and thus liable to the consumer's issuing bank in the event the merchant cannot pay the chargeback. First USA Paymentech has required, and the Company has agreed, to indemnify First USA Paymentech in the event any merchant cannot pay a chargeback. Pursuant to the terms of an agreement between the parties, the Company is liable to First USA Paymentech for chargebacks if First USA Paymentech cannot obtain payment from a Pioneer Seller or an Express Seller. The Company's customer agreements provide for the allocation of the risk of chargebacks (other than chargebacks caused by erroneous transmission by the Company) to Pioneer Sellers and Express Sellers. In addition, under the Pioneer Sellers service, funds are held for 91 calendar days, thereby minimizing the Company's exposure to the risk of the Pioneer Seller being unable or unwilling to fund

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

a chargeback. Under the Express Seller service, funds are held for approximately three to five business days. The Company believes that the Seller screening associated with the Express Seller application process will help to mitigate chargeback exposure.

     The Company believes its fraud rate is below credit card industry standards (i.e., unauthorized use of credit card or VirtualPIN) as well as its chargeback rate. For Pioneer Sellers, the Company's policy of aging the settlement funds before paying the Pioneer Seller protects the Company from having to seek collection of chargebacks from Pioneer Sellers. In all cases, the Seller is responsible for refunds, and any refunds are deducted by the Company from future payments to the Seller. If there are no covering payments to the Seller, the Seller is liable to pay the Company for such refund. While the Company believes that the design of FVIPS and its Seller application process reduce the risk of fraud and chargebacks, there can be no assurance that the low fraud and chargeback rates the Company has experienced historically will continue in the future. A substantial increase in fraudulent activity or chargebacks could have a material adverse effect on the Company's business, financial condition and results of operations.

  Financial Industry Policies

     The Company currently relies on credit cards as the payment method for FVIPS transactions. Credit card associations are still in the process of drafting operating regulations governing many credit card transactions on the Internet. In some cases, the Company's access to the payment systems of credit card associations and other payment providers may be conditioned on its compliance, and the compliance of associated processors such as First USA Paymentech, with interim regulations.

     The Company's operations have been reviewed by MasterCard and Visa which currently are the sole payment methods accepted by the Company. Visa has issued to First USA Paymentech several conditions which govern First USA Paymentech's processing of transactions for the Company over the Visa system. These conditions, among other things, establish a maximum dollar amount and aging of small-dollar transactions the Company can accumulate before they are submitted to the Visa system for processing, and establish procedures for handling chargebacks involving such bundled transactions. The Company does not believe that these conditions materially burden the Company's current operations. The conditions were initially issued pursuant to an oral communication, and were due to expire on December 31, 1995. The conditions were renewed until the later of the adoption of industry-wide operating regulations addressing Internet transactions or December 31, 1997. If the Internet transaction operating regulations are not in place by December 31, 1997, the conditions provide that they can be extended, with Visa's concurrence. To date, MasterCard has not issued any conditions that are specific to the Company's operations. The Company is applying to accept Discover, JCB and American Express credit cards, although there can be no assurance that any of such applications will be accepted. While the Company hopes that it will be able to comply with Visa's future operating regulations and regulations issued by any other credit card association, there can be no assurance that it will be able to do so or that compliance will not have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance, if the operating regulations have not been adopted, that the conditions agreement between First USA Paymentech and Visa, or related agreements between First USA Paymentech and the Company and other payment providers, will be issued or extended, if at all, on terms that do not have a material adverse effect on the Company's business, financial condition and results of operations.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

ADDITIONAL PRODUCTS AND SERVICES

  VirtualTAG

     In order to bring the retail environment to any Web page, the Company has introduced the VirtualTAG, its second application of the VirtualPIN, in December, 1996. The Company believes VirtualTAG will be one of the first solutions that takes full advantage of the Internet's unique attributes by combining advertising, selling and paying in one application.* The VirtualTAG uses the Java programming language to create stimulating, interactive advertisements within banners or "roving store fronts" which are designed to allow Buyers to initiate the purchase, payment and arrange for the delivery of a product being advertised without leaving the Web page on which the advertisement appears. If the advertisement were in a newspaper, the VirtualTAG would be comparable to touching a retail store advertisement, obtaining additional product information and buying a product, without having to stop reading the newspaper and visit the store.

     The Company has designed and has in service a VirtualTAG for Casio. Casio uses the VirtualTAG as a way for Internet users to order Casio products. The Company has also designed a VirtualTAG for Saatchi & Saatchi on behalf of Bell Atlantic. Currently, the Company is in discussion with numerous advertising agencies and other clients in regards to uses of the VirtualTAG.

  1 Virtual Place

     The Company introduced 1 Virtual Place, a service through which Buyers can purchase retail items directly from First Virtual, in December of 1996. The Company believes that 1 Virtual Place may be an effective means of testing technologies and concepts as well as increasing the number of VirtualPIN holders and FVIPS transactions.* The Company is selling retail products through 1 Virtual Place ranging from electronic computer products to gourmet foods and corporate gifts. The Company is currently testing 1 Virtual Place concepts through two avenues. One is the 1 Virtual Place Web page (www.1virtualplace.com) and the second is through an agreement with Juno e-mail services.

     Presently, the Company orders product only from vendors following confirmed Buyer purchase requests, thereby eliminating purchase commitments and the cost of carrying inventory. The Company's vendor agreements generally provide for rights of return of goods ultimately rejected by the Buyer. However, with respect to goods ultimately rejected by the Buyer or lost in transit, the Company has financial exposure for shipping costs, chargebacks and, in the event the goods cannot be satisfactorily returned to the vendor, the Company's cost of the product.

  Targeted Marketing

     The Company's Purchase database server has a "relay" capability which enables the forwarding of messages from Sellers directly to Buyers using the Buyer's VirtualPIN as an E-mail address (virtualpin@relay.card.com). This function was designed to enable Sellers to transmit targeted marketing materials or questionnaires while maintaining the Buyer's anonymity. The Buyer has the option of declining to receive any of these communications from Sellers. If the Buyer wishes to receive promotional offers from Sellers, this "relay" function will not disclose the Buyer's name or E-mail address. Currently, FVIPS enables Sellers to use this capability with respect to Buyers who have previously purchased from them.

  Billing Notification

     FVIPS enables Sellers to initiate electronic billing notifications for Buyer confirmation. This capability facilitates a number of future applications, including subscription or membership renewals and recurring bill presentment and payment.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

     Subscription and membership renewal. In the magazine publishing industry, publishers typically begin sending monthly renewal notices several months prior to the expiration of the consumer's subscription which results in the incursion of postal and printing costs for each notice. In addition, many subscribers respond with a physical check which must then be processed by the fulfillment house or publisher. Using FVIPS, fulfillment houses and publishers should be able to simply E-mail a "confirmation-request" to the Buyer, to which a response of "yes" will renew the subscription and initiate a FVIPS transaction. This procedure has the potential to significantly reduce bill presentment and subscription renewal costs for the Seller, while providing the Buyer with a convenient and less costly method to effect a renewal.* An example of such a capability is the Company's contract with Network Solutions, Inc. ("Network Solutions" or "Internic"), the nationwide provider of domain name registration and renewal services which it administers from the InterNIC domain site. As a result of development work undertaken by the Company, the InterNIC site is configured to enable those seeking registration and renewal of domain names to pay with their VirtualPINs. Those not having VirtualPINs are able to apply for a new VirtualPIN concurrent with paying their fees on the InterNIC site. In addition, Network Solutions intends to notify each registrant in its billing statements that VirtualPINs are accepted for payment. Network Solutions has also agreed to work with the Company in devising outbound "value added" messages that can be sent to its 1,000,000 plus mailing list of domain name registrants.

     Recurring bill presentment and payment. As public utilities prepare to face a deregulated environment and operate outside their traditional geographic locale, FVIPS could provide a system and a process to facilitate convenient bill presentment on a national scale.* As in the case of subscription renewals, utility companies can benefit from reduced billing costs by using FVIPS to save on printing, mailing and processing charges.* In addition to the convenience of having utility payments itemized on a credit card bill, the Buyer would also benefit from reduced postage cost. In the telecommunications, cable, electric, and gas industries, FVIPS may offer utilities the potential to facilitate consumer bill presentment by using the Buyer's existing E-mail account, regardless of where that account may be held.* Although the current capability of FVIPS might enable Sellers to utilize the subscription membership renewal and recurring bill presentment and payment services with respect to a limited number of Buyers, the Company intends to enhance FVIPS to enable Sellers and Buyers to utilize these services on a widespread basis.

     The Company is currently in the process of developing additional products and services which enable targeted marketing and facilitate billing notification and recurring bill presentment and payment. There can be no assurance that any of such products will be introduced or, if introduced, achieve market acceptance.

  InfoHaus

     For Sellers who offer information products and do not wish to establish their own Web page, the Company offers the InfoHaus shared Web server ("InfoHaus"). InfoHaus is an on-line retail environment designed to provide electronic store fronts for Sellers of information products. InfoHaus eliminates the need for a Seller to maintain any hardware, software or continuous Internet connection. InfoHaus, in conjunction with FVIPS, manages all aspects of the selling process, including confirmation of purchases, distribution of information goods, accounting, settlement and collection and payment of proceeds. InfoHaus has been a part of the Company's services since the deployment of FVIPS and had over 250 Sellers as of December 31, 1996. In addition to the standard transaction processing fees, InfoHaus Sellers also pay an additional surcharge as a percentage of the transaction amount and a monthly storage fee for keeping files on the Company's server.

MARKETING AND DISTRIBUTION

     First Virtual's marketing objective is to become the leading facilitator of Internet commerce and other forms of interactive Internet communications.* The Company intends to rapidly deploy VirtualPINs to all potential Buyers and Sellers.* The Company intends to establish a large installed base of VirtualPINs issued

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

to Buyers and Sellers through multiple channels including credit card companies and other financial institutions, on-line and Internet service providers, value added integrators and a variety of direct marketing programs.* The Company intends to market its services, including VirtualTAG, to merchants regardless of their Web presence.* Initially the Company plans to work cooperatively with advertising agencies and their clients to develop the creative content and placement of VirtualTAGs.*

     The Company believes that a variety of factors will motivate widespread adoption of FVIPS.* Buyers could register with the Company to ensure a secure and convenient method for on-line purchasing and to take advantage of premium offers from well-known merchants. Merchants could become Sellers to offer a secure and highly efficient sales channel that provides the opportunity for two-way interaction with a broad customer base. The Company intends to enact initiatives in a number of channels to promote universal availability and adoption of FVIPS, including the following:

  Buyer Enrollment

     Credit card companies and other financial institutions. The Company intends to work with First USA Paymentech, one of the largest credit card issuers in the U.S., GE Capital, a major financial services company with one of the world's largest portfolios of private label credit cards, First Data, the largest credit card processor in the U.S., and other major credit card companies and financial institutions to deploy VirtualPIN marketing campaigns tied to credit card billing and solicitations.* The Company will provide the credit card companies and other financial institutions with the opportunity to issue VirtualPINs to their customers on a "co-branded" basis.*

     On-line and Internet service providers. The Company intends to offer on-line and Internet service providers the opportunity to provide their customers co-branded VirtualPINs that will enable their customers to buy and sell over the Internet.* Internet service providers' customers have a demonstrated interest in using the Internet for diverse applications. In addition, because they are currently using the Internet, these customers already have the capability of conducting commercial transactions using FVIPS.

     Information technology product firms. The Company plans to launch a variety of co-marketing campaigns with firms communicating with, servicing and selling products to on-line, computer-literate consumers.* These include iCat, Farcast, Earthweb, Network Solutions, Microsoft and other personal computer hardware, software and peripheral production and distribution companies. The Company anticipates that these companies will integrate the Company's promotional opportunities with their products, either as a ride-along with product delivery or as an added inducement or premium to encourage purchase.*

     Existing and future FVIPS Sellers. The Company hopes that a portfolio of Sellers who support FVIPS will contribute significantly to the rate of Buyer registration.* Individual consumers who use the Web will be motivated to register as Buyers when they encounter Web merchants who accept payment using FVIPS.

     Direct sales. The Company hopes to attract VirtualPIN Buyers through direct marketing programs including solo direct mail, co-op direct mail, inserts in publications, space advertising and direct marketing public relations.* The Company will be working with Harte-Hanks Direct to develop a marketing plan to acquire brand name sellers and to acquire and retain new buyers. This plan may include consumer research with sample groups, designing marketing databases, development of sales brochures for the Company's sales channels and introductions to integrated sales programs of direct and on-line marketing with selected Harte-Hanks clients (i.e. retailers and banks).*

     Any consumer can become a Buyer simply by visiting the Company's Web page or sending E-mail to apply@card.com.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

  Seller Enrollment

     Credit card companies and other financial institutions. The Company has established relationships with leading credit card companies and financial institutions to enhance the value of the services these groups provide to their merchant customers. The Company and credit card companies and financial institutions, together with Web developers, can provide a turnkey solution to enabling Internet commerce.* The Company intends to pursue relationships with additional credit card companies and financial institutions.*

     Value-added integrators. As previously described, the Company has established a relationship with iCat and is establishing relationships with additional Web and software development firms, which provide packaged point-of-sale solutions, computer service companies, and advertising and marketing agencies which provide services and assistance to merchants establishing or maintaining Web pages. The Company will provide training, software development tools and technical support to these firms to encourage them to integrate FVIPS into their clients' Web sites. These firms are potentially an effective sales force for the Company, reaching a large base of potential Sellers.*

     Existing and future FVIPS Buyers. As the number of Buyers and FVIPS transactions increases, the Company believes that additional Sellers will be attracted to the potential expanding user base.*

     Direct sales. The Company has an internal sales force which identifies businesses with large direct response customer bases (including those businesses with an online presence). This sales force pursues opportunities through personal contact, direct marketing, E-mail and industry events. The Company believes that businesses which rely on a renewal revenue model, such as magazine publishers and public utilities, are particularly good prospects, as they will recognize the value of providing their customers with a means to pay their bills easily and electronically.* Supporting payment through FVIPS will allow these companies to bill, receive and process payment from their customers at a significantly reduced cost. The sales force will also focus on software companies, which have the opportunity to distribute their products online and rely on a renewal revenue model with maintenance fees and upgrades. Any person or organization can become a Seller simply by visiting the Company's Web page or sending E-mail to apply@card.com.

CUSTOMER CARE

     The Company's customer care activities are designed to provide timely, high quality product and technical support to meet the diverse needs of a wide variety of merchants and consumers. These support activities facilitate the integration and use of First Virtual's products and services across the Internet. The Company's customer care organization uses an e-mail monitoring system 24 hours a day, seven days a week. In addition to toll-free telephone support, customers also have access to numerous self-help reference materials at the Company's Web and FTP pages.

     The Company's customer care and support organization is comprised of three groups:
        - Customer care
        - Implementation and integration services
        - Systems administration

     The customer care team provides support 24 hours a day, seven days a week by E-mail and fax. Beyond the Web-based self help pages, toll-free telephone support is available between 6 am and 5 pm (PST), Monday to Friday, and 8 am to 5 pm on weekends.

     The majority of inquiries and support requests to customer care are received via E-mail and processed and responded to using the Company's E-mail based customer support application. Customer care responses match the various experience levels of First Virtual's growing customer base and are closely monitored for accuracy and timeliness. An escalation procedure allows for urgent issues to be resolved by Company

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

personnel who are most knowledgeable about the subject of inquiry. To ensure quality products and services the Company's customer care team also provides additional testing on all of the Company's new product releases.

     Implementation and integration services act as the liaison between the Company's sales staff and the Company's Sellers. This team assists new Sellers in the implementation of FVIPS. The Integration team also provides ongoing technical support for the Company's Sellers to provide smooth transitions as the Company introduces new or enhanced products and services.

     Systems Administrators proactively monitor the Company's critical computer systems around the clock to assure maximum functionality and system optimum efficiency. With a focus on prevention and awareness, these three customer care groups strive to provide the best customer service on the Internet.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused on the design and development of new products and services for the Internet commerce market, as well as on increasing the capacity and reliability of existing products and services. The Company has devoted a significant portion of its resources to research and development programs. As of December 31, 1996, the Company had 18 persons engaged in research and development activities. The Company's research and development expenses were $3,250,000, $531,000 and $307,000, for the years ended 1996 and 1995 and for the period from March 11, 1994 (date of inception) through December 31, 1994, respectively. The Company believes that significant research and development expenditures will be required in order for the Company to remain competitive.* Accordingly, the Company expects that research and development expenses will continue to constitute a significant portion of the Company's overall expenses in the future.*

     The Company's research and development and marketing departments work closely in the selection of research and development projects. Current research and development activities include projects in the following six areas:

     - Extension of VirtualPIN architecture.

     - Integration of FVIPS into Microsoft's Merchant Server software as a payment option

     - Development of a suite of Seller tools that facilitate various activities using FVIPS.

     - Development of a suite of tools using the Company's E-mail confirmation technology for automated electronic mail dialogues with customers for a variety of applications.

     - The ability to send VirtualTAGS, or variations through new forms of e-mail (i.e.: HTML E-mail)

     - Development of advanced application-level services, including systems for permitting extremely small payments (micro-transactions), systems for the collection of royalties on copyrighted materials, systems for the facilitation of pay-per-use software (including games) and systems for the management of cryptographic keys.

     There can be no assurance, however, that any of these services will be made commercially available on a timely and cost-effective basis, or at all, or that if introduced, these services will achieve market acceptance.

     The Company believes that its software development team represents a significant competitive advantage.* The Company has world-class expertise in E-mail technology with particular emphasis on E-mail-based distributed services.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

     The Company also has unique expertise in other key areas of Internet-related technology, such as Java and VRML technology and cryptography, as well as in the development of scalable and reliable distributed systems. The Company's research and product development team includes, among others, Nathaniel Borenstein, the primary author of a number of Internet E-mail standards, and Marshall Rose, an expert in a number of Internet technologies. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership.

     The Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is critical to the Company's future success. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's current services are designed around certain widely used and accepted standards, including the MIME and SMTP E-mail standards and upon process-based security via E-mail confirmation. Current and future use of the Company's services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

COMPETITION

     The market for products and services that enable the sale of goods and services over the Internet is expected to be intensely competitive and, to the extent commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for Internet payment systems and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

     The Company's principal competitors in the market for consumer-initiated purchases over the Internet include providers of encrypted credit card transaction systems such as CyberCash, Verifone, Open Market, Netscape and GC Tech and providers of electronic cash payment systems such as DigiCash. The Company expects that credit card processors and acquiring banks will also offer credit card-based payment systems if SET protocols proposed by Visa, MasterCard, Microsoft and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. The Company may experience additional competition from Internet service providers and Internet directory companies who enter the market for Internet payment services. Companies such as AOL, CompuServe, Microsoft, IBM, AT&T, Hewlett-Packard and Federal Express, which possess large, existing customer bases or ready distribution channels, could develop, market or resell a number of payment alternatives including, but not limited to, encrypted credit card payment and digital cash payment systems. Additionally, competitors such as Checkfree may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company also competes with the direct transmission of unprotected credit card information for commercial transactions over the Internet (i.e., "in the clear" transactions), which is currently the primary method for Internet commercial transactions that use a credit card as a form of payment. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

     Several of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to individuals, businesses and financial institutions. In addition, many of the Company's current or potential competitors have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle competing products for their customers, the demand for the Company's services might be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. As a result of the foregoing or other factors, there can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily upon copyright, trade secret and trademark law to protect its technology. The Company has no patents. The Company has applied for two U.S. patents on portions of its FVIPS system. While the Company believes that its pending patent applications relate to patentable inventions, the Company's set of claims with respect to its first patent application was rejected by the Patent and Trademark Office ("PTO"). The Company's set of claims as to its second patent was rejected by the PTO in March of 1997. While the Company is vigorously protesting the PTO's position, there can be no assurance that patents will be granted pursuant to the Company's applications, or that if granted, such patents would survive a legal challenge to their validity, or provide adequate protection. The Company generally enters into confidentiality and assignment agreements with its employees, consultants and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization or to develop similar services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of the Company's services. To license its software to Sellers, the Company often relies upon on-screen licenses that are not manually signed by the end users and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, third parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult, particularly in a global environment in which the Company operates, and the laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware of patents held by independent third parties in the area of Internet payment systems. No assurance can be given as to the applicability of such patents to the Company's services and technologies. The assertion of these patent rights, if successful, could result in substantial cost to the Company. There can be no assurance that the Company's services are not, or in the future will not be, within the scope of such patents or any other existing or future patents, and any litigation arising thereunder, even if

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

successfully contested, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company was named as a defendant in a patent infringement suit filed by E-data in August 1995. The suit was dismissed without prejudice in March 1996, and the Company now holds an exclusive license under the Freeny patent for Internet payment systems, E-data's applicable patent for Internet payment systems. In addition, the Company from time to time has received, and may receive in the future, other notices of claims of infringements of other parties' proprietary rights. There can be no assurance that additional claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. If any such claims or actions are asserted, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     With the dramatic growth of Internet commerce, the Company expects that new laws and regulations will be enacted that may have an effect on its business and financial results. The Company currently operates as a facilitator of transactions over the Internet and does not engage in electronic funds transfers from consumer accounts. Accordingly, the Company does not believe that its current activities subject it directly to regulation.

     The Company transacts business with credit card issuers and other financial services companies which are subject to comprehensive regulations, including consumer lending regulations and regulations governing electronic funds transfers. Regulation E, promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the Electronic Fund Transfer Act, governs transfers of funds from consumer accounts by various means, primarily electronic. Among other things, Regulation E limits the liability of consumers for unauthorized electronic withdrawals from their accounts; provides procedures for resolving errors; and requires regulated institutions to provide disclosures, terminal receipts and account statements.

     Although the Company believes that its current services are not subject to Regulation E, there is no assurance that the Federal Reserve Board will not require all or certain of the Company's services to comply with Regulation E, revise Regulation E or adopt new rules and regulations affecting electronic commercial transactions that could result in increased operating costs for the Company or for the principal users of its services and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. For example, the Federal Reserve Board is considering regulatory changes to Regulation E as it affects stored value systems. Stored value systems provide a user with a device or mechanism to purchase goods and services with a prepaid account (e.g., prepaid long distance telephone cards). These changes may affect the Company's business in a manner which is currently difficult to predict. Congress has directed the Federal Reserve Board to study whether provisions of the Electronic Fund Transfer Act could be applied to stored value products without adversely impacting the cost, development and operation of such products, and whether alternatives to regulation could more efficiently achieve the objectives embodied in that Act. The Federal Reserve Board may not finalize any amendments to Regulation E that would regulate stored value products until the later of (a) three months after the study is submitted to Congress, or (b) June 30, 1997. In addition, if the Federal Reserve Board were to challenge the Company's position that its services are not subject to Regulation E, responding to such a challenge could result in significant expenditures of the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because of the growth in the electronic commerce market, Congress has debated whether or not to regulate providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. Senior officials from several regulatory agencies, including the Federal Reserve Board and the Office of the Comptroller of the Currency, have

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

indicated that those agencies have refrained from promulgating regulations in order to encourage continued development of electronic commerce, but will monitor this area closely in the future. Other government agencies in addition to the banking agencies, including the Federal Trade Commission and the Federal Communications Commission, may promulgate rules and regulations affecting the Company's activities or those of the users of the Company's products and services. The Company also may be subject to federal, state and foreign money transmitter laws which impose record-keeping and registration and bonding requirements. In addition, the Company may be affected by the efforts of states to tax online service providers even when they have no presence within the state. If enacted or deemed applicable to the Company, such laws, rules or regulations could be imposed on the Company's activities or its business, thereby rendering the Company's business or operations more costly or less efficient, either of which would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 103 full time employees and 7 part time employees. Of these 110 employees, 36 were in operations, 18 were in research and development, 30 were in marketing and sales and 26 were in general and administration. In addition, the Company had under contract 16 consultants and contractors.

     The Company's future success depends to a significant extent upon the continued service of its key technical and senior management personnel and upon its ability to attract and retain additional highly skilled creative, technical, financial and strategic marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage and believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate facility consists of approximately 20,000 square feet of leased space in San Diego, California. Of this space, approximately 2,900 square feet is subleased through July 1997 and 17,100 square feet is leased through September 1999. The Company also leases 2,390 square feet in Ann Arbor, Michigan. This space is leased through April 30, 1999. In addition, the Company leases space from First USA Paymentech within its facilities in Dallas, Texas and from Time Warner in San Diego, California. The Company believes that sufficient additional space will be available as needed.

     The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are also potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer system. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an Annual Meeting of Stockholders (the "Meeting") on October 25, 1996. Proxies were solicited for the meeting.

     (b) Lee H. Stein, Robert S. Epstein, Tawfiq N. Khoury, John A. McKinley, Pamela H. Patsley and Jon M. Rubin were re-elected as Directors of the Company at the Meeting.

     (c) The matters described below were voted on at the Meeting. Each of the matters described below was approved, and each of the nominees for Director were elected by a unanimous vote of all shares represented and voting at the Meeting. No shares were voted against any proposal or against the election of any nominee for director, and there were no abstentions or broker non-votes. Of the 4,442,019 shares of Common Stock eligible to vote at the Meeting, 3,093,719 shares were voted, and of the 2,273,441 shares of Preferred Stock of the Company eligible to vote at the Meeting, 1,379,897 shares were voted.

          1. Election of Lee H. Stein, Robert S. Epstein, Tawfiq N. Khoury, John
     A. McKinley, Pamela H. Patsley and Jon M. Rubin to serve as directors of the Company until their successors are duly elected and designated.

          2. Approval of the form of Amended and Restated Certificate of Incorporation of the Company to be adopted following the closing of the initial public offering of the Company (the "Offering");

          3. Approval of the amendment of the Company's 1995 Stock Plan effective upon the closing of the Offering and the reservation of an additional 1,000,000 shares of Common Stock for issuance thereunder;

          4. Approval of the adoption of the Company's 1996 Employee Stock Purchase Plan upon the closing of the Offering, and the reservation of 100,000 shares of Common Stock for issuance thereunder;

          5. Ratification of the appointment of Ernst & Young, LLP as the Company's independent accountants for the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     First Virtual's Common Stock commenced trading on the Nasdaq National Market under the symbol "FVHI" on December 13, 1996. For the period from inception of trading through December 31, 1996, the high and low closing prices of the Company's Common Stock were $9.00 and $9.50, respectively.

     The Company has not paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. As of December 31, 1996, there were approximately 60 holders of record and 1,348 beneficial holders of the Company's Common Stock.

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical selected financial data of the Company which has been derived from the audited financial statements of the Company for the years ended December 31, 1996 and 1995 and for the period March 11, 1994 (date of inception) through December 31, 1994.

STATEMENT OF OPERATIONS

                                                                                   MARCH 11, 1994
                                              YEAR ENDED DECEMBER 31,           (DATE OF INCEPTION)
                                           ------------------------------       THROUGH DECEMBER 31,
                                               1996              1995                   1994
                                           ------------       -----------       --------------------
Revenues.................................  $    695,866       $   197,902            $    3,580
Operating Expenses:
Marketing and sales......................     1,836,545           346,400               143,678
Research and development.................     3,248,958           530,809               307,315
General and administrative...............     6,431,286         1,522,784               375,117
                                           ------------       -----------             ---------
Total operating expenses.................    11,516,789         2,399,993               826,110
                                           ------------       -----------             ---------
Loss from operations.....................   (10,820,923)       (2,202,091)             (822,530)
Interest income (expense)................       130,983           (67,890)              (13,149)
                                           ------------       -----------             ---------
Net loss.................................  $(10,689,940)      $(2,269,981)           $ (835,679)
                                           ============       ===========             =========
Net loss per share.......................  $      (1.25)      $     (0.30)
Shares used in per share computation.....     8,524,068         7,599,106

BALANCE SHEET DATA

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1996            1995
                                                                     -----------     ----------
Cash, cash equivalents and short-term investments..................  $17,327,971     $2,091,651
Furniture, equipment, software and information technology, net.....  $ 2,023,861     $  417,653
Total assets.......................................................  $19,692,557     $2,574,826
Current liabilities................................................  $ 3,236,037     $  622,403
Notes and amounts payable to stockholders..........................  $ 1,912,500     $1,200,000
Stockholders' equity...............................................  $14,944,020     $  752,423

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29. Certain sections in this report have been identified as containing forward looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

OVERVIEW

     The Company commenced operations in March 1994 and developed and implemented the VirtualPIN architecture which facilitates Internet commerce and other forms of interactive Internet communications. FVIPS, the Company's initial application of the VirtualPIN architecture, was introduced in October 1994. As of December 31, 1996, the Company has registered more than 3,000 Sellers and 200,000 Buyers in 166 countries and, for the year ended December 31, 1996, processed approximately 235,000 FVIPS transactions The Company differentiates FVIPS Sellers into two categories, Pioneer Sellers and Express Sellers. Pioneer Sellers are typically smaller, less established merchants that may not qualify for a traditional credit card merchant account. The Company's Pioneer Seller program allows any person or entity to be a Seller. The Company has established a 91-day settlement period for transactions involving Pioneer Sellers to minimize its financial exposure to chargebacks and fraud. During this settlement period, the Company's merchant acquiror, First USA Paymentech, holds the proceeds from the Pioneer Seller transaction in an escrow account prior to releasing the funds to the Company, which after deducting its fees, remits the net proceeds to the Pioneer Seller. The Company receives interest on funds held in the escrow account. Express Sellers are typically larger, more established merchants that have been qualified by a merchant acquiror and approved by the Company under terms similar to those for a traditional credit card merchant account. Although the Company independently evaluates and approves all Express Sellers, it currently relies on credit information gathered by First USA Paymentech in making its evaluation. The Express Seller program allows these Sellers to be paid for FVIPS transactions within a time frame similar to standard credit card settlement terms, usually three to five business days.

     Through December 31, 1996, a large portion of the Company's revenues was derived from FVIPS and, in particular, the Pioneer Seller program. The capability to offer the Express Seller program occurred in connection with major enhancements to FVIPS in July 1996 which were offered on a general basis in October 1996. The Company believes that the Express Seller program will be particularly attractive to merchants selling hard goods or services requiring physical delivery and to merchants with large transaction volumes, since the program allows Express Sellers to be paid for transactions within three to five business days, a time frame similar to standard credit card settlement terms. Although the Company hopes to derive a substantial portion of its revenues in the future from the Express Seller program, there can be no assurance that the program will generate significant revenues. In addition, as the Company develops and markets additional applications of the VirtualPIN architecture, it anticipates decreasing its dependence on FVIPS as a source of revenues,* although there can be no assurance that additional applications will result in substantial revenues.*

     The Company has incurred net operating losses in each quarter since inception. As of December 31, 1996, the Company had an accumulated deficit of approximately $13.8 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as a result of the anticipated significant investments that the Company plans to make in its systems, sales, marketing, research and development, customer support and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future.

RESULTS OF OPERATIONS

     The financial results for the period from inception to December 31, 1996 reflect the Company's initial organization efforts, research and development activities, capital raising and deployment of FVIPS as the first application of the VirtualPIN architecture. The Company believes that its limited operating history makes prediction of future results of operations difficult and, accordingly, that its operating results should not be relied upon as an indication of future performance. The Company's revenues and expenses increased for the years ended December 31, 1996 and 1995 due to growth of the Company and related operational and development costs. FVIPS was introduced in October 1994, and the Company recognized nominal revenues for the period March 11, 1994 (date of inception) to December 31, 1994. The Company believes that any comparison of the results of operations for the years ended December 31, 1996 and 1995 with the period March 11, 1994 (date of inception) through December 31, 1994, is not meaningful.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

  Revenues

     The Company currently generates revenues from the receipt of Buyer and Seller registration fees, transaction processing fees, co-marketing fees associated with FVIPS and sales of hard goods sold through First Virtual's on-line shopping mall, 1 Virtual Place. As of July 1, 1996, the Company released a major system upgrade to FVIPS, which enables the sale of hard goods, the ability to return credit card authorization codes to the Sellers and the clearing of credit card payments for transactions within three to five business days. In conjunction with this system upgrade, the Company changed its business model to charge a first year registration fee of $2 for Buyers and $10 and $350 for Pioneer Sellers and Express Sellers, respectively, and instituted annual renewal fees of $2 for Buyers and $10 and $250 for Pioneer Sellers and Express Sellers, respectively. The Company will begin collecting annual renewal fees in July 1997*. The Company anticipates that the system upgrade may result in additional goods and services offered by Sellers and potentially more repeat use of FVIPS by Buyers*. The changes described above in the system and Company's business model necessitated the modification of the Company's revenue recognition policy. Beginning in July 1996, the Company began to recognize Buyer and Seller registration and renewal fees over a 12 month period. Prior to July 1, 1996, revenues from registration fees were recognized in the month the Seller's or the Buyer's registration fee was processed and the VirtualPIN was issued as the Company had fulfilled its performance obligations to register the Buyer or Seller on FVIPS. Revenues from transaction processing fees are recognized on the date the transaction amount is charged to the Buyer's credit card. Currently, the Company charges a transaction fee consisting of 2% of the purchase price of the product or service plus an additional $0.29 per transaction. The Company collects transaction processing fees automatically by deducting its fees prior to the time the net proceeds are forwarded to Pioneer Sellers (after 91 days) and Express Sellers (between three and five business days) by the Company's ACH agent. Revenues from co-marketing fees are recognized in the month the Buyer accepts the promotional offer of one of the Company's co-marketing partners. To date, such revenues consist of commissions earned on sales resulting from such promotional offers. Revenues from the sale of hard goods sold in 1 Virtual Place are recognized in the month the sale takes place. The Company receives interest income on funds held during the 91-day settlement period for Pioneer Sellers. The Company continuously reviews its registration, renewal, transaction processing and co-marketing fees and expects that such fees will be modified in the future.*

     For the year ended December 31, 1996, revenues were $696,000 compared to $198,000 for the year ended December 31, 1995. The primary reason for this growth was the increase in Buyer and Pioneer Seller registration fees and transaction processing fees as a result of an increase in the number of Buyer and Pioneer Seller registrations and transactions. The Company also collected $150,000 of consulting fees in 1996. Registration fees, transaction processing fees, co-marketing fees and consulting fees accounted for approximately 31%, 34%, 11% and 22% of revenues, respectively, for the year ended December 31, 1996, as compared to approximately 83%, 13%, 0% and 0% of revenues, respectively, for the year ended December 31, 1995. This shift in revenue mix resulted from an increase in the number of transactions processed, co-marketing offers accepted by Buyers and an opportunity to perform consulting services. For the year ended December 31, 1995, revenues increased to $198,000 as compared to $4,000 for the period March 11, 1994 (date of inception) through December 31, 1994. The increase resulted from a full year of operation of FVIPS (which commenced operation in October 1994) and an increase in Buyer and Seller registrations and transactions processed.

  Operating Expenses

     Operating expenses consist of marketing and sales, research and development, and general and administrative expenses. The Company anticipates that operating expenses will increase in connection with increasing levels of research and development for new and enhanced products and services, growth in its

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

marketing and sales organization, and expansion of the Company's support organization to accommodate the anticipated increased installed base of Buyers and Sellers.*

     Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $1.8 million for the year ended December 31, 1996, as compared to $346,000 for the year ended December 31, 1995. This increase resulted primarily from the addition of 28 personnel resulting in an increase in salaries, wages and payroll taxes of approximately $875,000, an increase in recruiting and relocation costs of $80,000, a travel expense increase of $150,000, a consulting expense increase of $235,000, and a general increase in spending of approximately $115,000 to support the Company's expanding operations. The Company expects that marketing and sales expenses will increase significantly in the future as the Company implements its marketing plan to rapidly deploy VirtualPINs.*

     For the year ended December 31, 1995, marketing and sales expenses increased to $346,000 as compared to $144,000 for the period March 11, 1994 (date of inception) through December 31, 1994. This increase resulted primarily from an increase in marketing consulting services of approximately $115,000 and an increase in promotional expenses of approximately $115,000.

     Research and development expenses. Research and development expenses consist primarily of salaries and wages and consulting fees to support the development and enhancement of the Company's products and services. Research and development expenses increased to $3.2 million for the year ended December 31, 1996 as compared to $531,000 for the year ended December 31, 1995. This increase resulted primarily from the Company expensing approximately $1.5 million in software development costs paid to consultants for the year ended December 31, 1996 as compared to approximately $77,000 for the year ended December 31, 1995. To date, all of the Company's software development costs have been expensed as incurred. The Company also added 12 research and development personnel to its staff resulting in an increase in salaries, wages and payroll taxes of approximately $785,000, an increase in travel expense of approximately $150,000 and a general increase in spending of approximately $125,000 to support the Company's expansion, which includes the establishment of an office in Ann Arbor, Michigan, in October 1996. The Company anticipates that research and development expenses will increase in future years as the Company leverages the VirtualPIN architecture to offer new products and services and increases the functionality of FVIPS.*

     For the year ended December 31, 1995, research and development expenses increased to $531,000 as compared to $307,000 for the period March 11, 1994 (date of inception) through December 31, 1994. This increase resulted primarily from increases of approximately $385,000 in salaries, wages and payroll taxes related to additional personnel, offset in part by a decrease in amounts paid to consultants and travel expenses of approximately $100,000.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to $6.4 million for the year ended December 31, 1996 as compared to $1.5 million for the year ended December 31, 1995. The increase resulted primarily from an increase in expenses of approximately $865,000 relating to the establishment of the Company's headquarters, an increase of approximately $2.4 million in payroll and consulting expenses in connection with the Company's expansion of the number of employees by 62, and an increase in related employee benefits and travel expenses of approximately $310,000. In addition, the Company incurred a one-time charge of $1.0 million for the year ended December 31, 1996 in connection with the payment of certain fees to First USA Paymentech in consideration for the waiver of certain exclusive merchant processing rights held by First USA Paymentech.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29, for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

     For the year ended December 31, 1995, general and administrative expenses increased to $1.5 million as compared to $375,000 for the period ended March 11, 1994 (date of inception) through December 31, 1994. This increase resulted primarily from increases of approximately $300,000 in salaries and wages, employee benefits and travel expenses related to additional personnel, approximately $95,000 for legal fees, approximately $125,000 for processing fees, approximately $75,000 in interest expense, and approximately $530,000 for other headquarter expenses.

     For certain Common Stock options granted between January and April 1996, the Company has recorded deferred compensation as the difference between the exercise price and the deemed fair value, as determined in part by an independent valuation. This deferred compensation, which aggregated $51,000, is being amortized according to the related options' four year vesting schedule. As of December 31, 1996, $6,300 of such compensation had been amortized. See Note 6 of Notes to Financial Statements.

  Income Taxes

     As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $11.3 million. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, unless previously used. Pursuant to Internal Revenue Code Sections 382 and 383, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing carryforwards. See Note 7 of Notes to Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited quarterly financial data for each of the eight quarters ended December 31, 1996. This data has been prepared on the same basis as the audited Financial Statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results set forth herein, when read in conjunction with the Company's audited Financial Statements appearing elsewhere in this 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

STATEMENT OF OPERATIONS DATA

                                                                      QUARTER ENDED
                           ----------------------------------------------------------------------------------------------------
                           MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,     MAR. 31,     JUN. 30,      SEP. 30,      DEC. 31,
                             1995        1995        1995        1995         1996         1996          1996          1996
                           ---------   ---------   ---------   ---------   ----------   -----------   -----------   -----------
Revenues.................  $   5,734   $  25,485   $  56,011   $ 110,672   $  244,466   $   156,616   $    97,180   $   197,604
Operating expenses:
  Marketing and sales....     95,541     103,026      43,519     104,314      156,476       165,584       422,946     1,091,539
  Research and
    development..........     25,411      76,491      88,956     339,951      197,807       346,143       957,238     1,747,770
  General and admin......    290,057     537,249     432,471     263,007      766,144     1,297,420     2,240,915     2,126,807
                           ---------   ---------   ---------   ---------   ----------   -----------   -----------   -----------
    Total operating
      expenses...........    411,009     716,766     564,946     707,272    1,120,427     1,809,147     3,621,099     4,966,116
                           ---------   ---------   ---------   ---------   ----------   -----------   -----------   -----------
Loss from operations.....   (405,275)   (691,281)   (508,935)   (596,600)    (875,961)   (1,652,531)   (3,523,919)   (4,768,512)
Interest income
  (expense), net.........    (17,459)    (19,123)    (15,475)    (15,833)       1,036        21,622        49,439        58,886
                           ---------   ---------   ---------   ---------   ----------   -----------   -----------   -----------
Net loss.................  $(422,734)  $(710,404)  $(524,410)  $(612,433)  $ (874,925)  $(1,630,909)  $(3,474,480)  $(4,709,626)
                           =========   =========   =========   =========   ==========   ===========   ===========   ===========

     The Company's revenues for each of the quarters ended June 30, 1996 and September 30, 1996 declined from the previous quarter. The Company believes that the decrease in revenues in the quarters ended June 30, 1996 and September 30, 1996 resulted primarily from the lack of active promotional efforts by the Company to register additional Buyers and Sellers during such quarters as a result of the FVIPS upgrade which occurred in July 1996. Although the Company's revenue increased from the quarter ended September 30, 1996 to the

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

quarter ended December 31, 1996, this was due primarily to certain consulting fees recognized in the fourth quarter and does not reflect an increase in the FVIPS registrations or transaction fees, which in fact declined in the quarter ended December 31, 1996. In addition, the decline in revenues in the quarter ended September 30, 1996 reflects the change in the Company's revenue recognition policies with respect to Buyer and Seller registration fees. The impact of this change resulted in net deferred revenue of $43,000 and $65,000, for the quarters ended September 30, 1996 and December 31, 1996, respectively. Prior to such upgrade, FVIPS was in its development stage. In July 1996, the Company began offering FVIPS upgrade, which included the Express Seller program and increased functionality, only to selected customers. In October 1996, the Company began offering such upgraded FVIPS services on a general basis.

     Marketing and sales expenses were approximately $1.1 million for the quarter ended December 31, 1996 as compared to approximately $400,000 for the quarter ended September 30, 1996. This increase resulted primarily from increases of approximately $300,000 in salaries, wages and payroll taxes, $100,000 in consulting fees, $85,000 in travel and relocation expenses, $50,000 in recruiting expenses, $50,000 in promotional expenses and $115,000 in general spending to support the Company's growth.

     Research and development expenses were approximately $1.7 million for the quarter ended December 31, 1996 as compared to approximately $1.0 million for the quarter ended September 30, 1996. This increase resulted primarily from an increase of approximately $700,000 in consulting fees.

     General and administrative expenses were approximately $2.1 million for the quarter ended December 31, 1996 as compared to approximately $2.2 million for the quarter ended September 30, 1996. Although this difference is minimal, the decrease is a result of the Company incurring a one-time charge of $1.0 million in the third quarter of 1996 in connection with the payment of certain fees to First USA Paymentech in consideration for the waiver of certain exclusive merchant processing rights held by First USA Paymentech offset by increases in the fourth quarter of approximately $440,000 in salaries, wages and payroll taxes, $150,000 in travel and relocation expenses and $310,000 in general spending to support the Company's expansion.

     The Company expects to experience significant fluctuations in its future quarterly operating results. These fluctuations will be due to several factors, some of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and the VirtualPIN concept and FVIPS in particular; fluctuating market demand for the Company's products and services, including the rate of Seller and Buyer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Buyer and Seller registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS upgrades and assess its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     On December 13, 1996, the Company received net proceeds of approximately $15.0 million from its initial public offering (the "IPO") of Common Stock. Prior to the IPO, the Company funded its operations and satisfied its capital expenditure requirements primarily through the sale of capital stock and borrowings

---------------

Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking statements.

under certain subordinated lines of credit provided by two stockholders. The Company, prior to the IPO, had raised $13.7 million from the sale and issuance of its Preferred Stock, Common Stock and warrants, and $1.2 million of principal under the stockholder lines of credit. The borrowings from such stockholders accrue interest at 8% per annum and are due and payable upon the earlier to occur of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of shares of the Company's Common Stock.

     Operating activities used cash of $7.4 million during the year ended December 31, 1996. Net cash used during this period was primarily to fund operating expenses of $11.0 million (excluding depreciation and amortization) offset in part by revenues of $696,000 and a decrease in non-cash working capital of $2.5 million. Investing activities used net cash of $2.4 million during the year, principally to purchase furniture and equipment. Financing activities generated cash of $24.8 million during the year primarily from the IPO and from the earlier sale of Preferred Stock, Common Stock and warrants in addition to the proceeds from the partial exercise of a previously outstanding warrant.

     Operating activities used cash of $1.8 million during the year ended December 31, 1995. Net cash used during the year was primarily to fund operating expenses of $2.4 million (excluding depreciation and amortization), offset in part by revenues of $198,000 and an increase in accounts payable of $412,000. Investing activities used net cash of $181,000 in 1995, principally to purchase furniture and equipment. Financing activities generated cash of $4.0 million during 1995 from the sale of Preferred Stock and borrowings from stockholders.

     Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems. Capital expenditures were $2.1 million and $151,000 for the years ended December 31, 1996 and 1995, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method. The Company is using a portion of the net proceeds from the IPO for such expenditures. In addition, the Company may finance a portion of future capital expenditures through equipment leases.* There can be no assurance that any upgrades of the Company's database and management information system will be completed in a timely manner or that any such upgrades will be adequate to meet the Company's needs.

     At December 31, 1996, the Company had $17.3 million in cash, cash equivalents and a short-term investment, available-for-sale. The Company believes that existing planned gross margins and cash resources will be sufficient to support the Company's currently anticipated working capital and capital expenditure requirements through 1997.* However, if the company pursues certain strategic opportunities that require cash investments or if certain of its expectations are not met, the Company may require additional equity capital before the end of 1997. In addition, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources. Furthermore, there can be no assurance that the Company will not be required to seek additional capital at an earlier date. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 29 for a discussion of factors that could affect future performance. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

opportunities or respond to competition, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

  History of Operating Losses and Anticipated Future Losses; Limited Operating History

     The Company has incurred net operating losses in each quarter since its inception in March 1994. As of December 31, 1996, the Company had an accumulated deficit of approximately $13.8 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research and development, customer care and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability.

     The Company commenced operations in March 1994, launched FVIPS in October 1994 and began recognizing revenues in the fourth quarter of 1994. The Company was a development stage company through December 1995. Accordingly, the Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. To address these risks, the Company must, among other things, successfully respond to competitive developments, market additional Internet commerce services, upgrade its technologies and commercialize products and services incorporating such technologies, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the limited operating history of the Company makes the prediction of future results of operations very difficult. Accordingly, the Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance.

  Anticipated Fluctuations in Quarterly Operating Results

     As a result of the early stage of development of Internet commerce and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. In addition, the Company's operating expenses have increased substantially in recent periods, and the Company currently anticipates that its operating expenses will continue to increase substantially for the foreseeable future as the Company continues to develop and market its initial products and services, increases its marketing and sales activities, creates and expands the distribution channels for its services, and broadens its customer support capabilities. There can be no assurance that revenues associated with use of the VirtualPIN and FVIPS will be increased significantly as required for the Company to attain profitability, or at all. Any material shortfall of demand for the Company's products and services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

     The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of Seller and Buyer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Buyer and Seller registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS and assess its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.

  Dependence on Distribution Relationships, Collateral Systems and Expansion of Direct Sales Force

     A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card companies and other financial institutions to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with several entities in an effort to enhance the Company's ability to penetrate the market for Internet payment services, such relationships have only been entered into recently, are nonexclusive and have not resulted in any comprehensive marketing effort or a measurable increase in the Company's Seller and Buyer base to date. In particular, the Company has granted certain equity incentives to First Data in order to induce First Data to cause its affiliated banks to distribute 1,000,000 VirtualPINS to their customers by May 31, 1997 and an additional 1,500,000 VirtualPINS by December 30, 1997. The Company does not anticipate that First Data will be able to meet the specified VirtualPIN distribution targets by the specified dates, and there can be no assurance that such distribution targets will ever be achieved. No assurance can be given that the Company will be able to maintain its current strategic relationships or cultivate additional partnering relationships in the future or that any such relationship will prove to be effective in expanding the Company's Seller and Buyer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet payment mechanisms.

     The operation of FVIPS is dependent on the continued availability and reliability of collateral telecommunications, information processing and financial clearance systems. In particular, the Company is substantially dependent on First USA Paymentech for merchant transaction acquisition services and on Northern Trust for clearinghouse services. The Company also continues to depend on Electronic Data Systems, Inc. ("EDS") for financial services processing, although on a more limited basis than prior to the upgrade of FVIPS in July 1996. There can be no assurance that these companies will continue to provide collateral services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of service by a collateral services provider also would be likely to result in the disruption of the operation of FVIPS, with an attendant loss of revenues and potential loss of customers. Such losses could have a material adverse impact on the Company's business, financial condition and results of operations.

     In order to increase market acceptance of FVIPS and to increase the number of Sellers and Buyers using the system to a level necessary for the Company to attain profitability, the Company will be required to significantly expand its direct sales force and marketing organization and manage such personnel effectively. As of December 31, 1996, the Company had 30 marketing and sales employees. Establishing required marketing and sales capability will require substantial efforts and significant management and financial resources. The Company's management has very limited experience in recruiting, developing or managing a marketing and sales force. There can be no assurance that the Company will be able to recruit and retain direct marketing and sales personnel in order to build an effective marketing and sales organization, that building such a marketing and sales organization will be cost effective or that the Company's marketing and sales efforts will be successful.

  Undeveloped and Rapidly Changing Markets

     The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. While the number of individuals and businesses using the Internet and the Web for commercial purposes has grown rapidly over recent years, there can be no assurance that this growth will continue, that Internet commerce will become widespread or that sufficient demand for the Company's products and services will develop to sustain the Company's business. Furthermore, if the Company successfully expands the applications of the VirtualPIN architecture for additional interactive Internet communications applications such as Internet advertising, merchandising or direct marketing, there can be no assurance that demand for such applications will develop or increase. In addition, it is not known whether individuals or businesses will use the Internet as a means of purchasing goods and services. To establish the Internet as a source of widespread and significant commercial activity, particularly by those individuals and businesses which historically have relied upon traditional means of commerce, will require the broad acceptance of new methods of conducting business and exchanging information. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Banks and financial institutions with established methods of handling payments may also be reluctant to accept new payment systems based on Internet commerce. The Company expects such historical patterns of business conduct to inhibit the growth of Internet commerce in general and market acceptance of the Company's services in particular.

     The Company's business includes products and services that are new, operate in a market that did not previously exist and will be subject to rapid and unpredictable market changes. It is uncertain whether a significant market will ever emerge for effecting payments over the Internet by means of FVIPS or any other payment system or that the Internet will develop as an effective medium for advertising and merchandising. The Company's success is critically dependent on the development of Internet commerce, which the Company believes will require the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of Internet commerce. There can be no assurance that commerce over the Internet will become widespread, that a market for the Company's products and services will emerge or that FVIPS or other applications using the VirtualPIN architecture will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the infrastructure for the Internet is not adequately established or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

  Dependence on Increased Usage and Stability of the Internet

     The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for effecting financial transactions over the Internet or any substantial commercial use of the Internet will develop. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to support user interest. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or the Web to stimulate consumer interest and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. The Internet and the Web have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic; however, the Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, there is no assurance that the number of vendors maintaining sites on the Web will increase. Accordingly, there can be no assurance that Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet were unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

     Moreover, critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use without corresponding increases and improvements in the Internet infrastructure there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure, or otherwise, would seriously limit the development of the Internet as a viable commercial marketplace and could materially and adversely affect the acceptance of the Company's products and services which would, in turn, materially and adversely affect the Company's business, financial condition and results of operations.

  Dependence on Acceptance of FVIPS; Risk of Changes in Consumer Perceptions

     Substantially all of the Company's revenues to date have been attributable to the receipt of registration fees from Buyers and Sellers, transaction processing fees, co-marketing fees and consulting fees associated with FVIPS. Registration fees, transaction processing fees, co-marketing fees and consulting fees accounted for approximately 31%, 34%, 11% and 22% of revenues, respectively, for the year ended December 31, 1996. Such fees are currently expected to account for a significant portion of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of FVIPS, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. A failure to significantly expand both the number of Sellers and Buyers using FVIPS and the number of transactions processed by FVIPS would also have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced products and services which are dependent upon the success of FVIPS. There can be no assurance that the Company will be successful in marketing FVIPS or any new or enhanced products or services.

     The Company's future success is substantially dependent on the development of demand for products and services that support transactions processed by FVIPS over the Internet and, in particular, use credit card-based payment mechanisms. Demand for secure payment solutions, including FVIPS, has been fueled in part by wide-spread fears of the risks associated with the potential theft of credit card account numbers transmitted over the Internet and other manifestations of Internet-based credit card fraud. Such consumer perceptions of the risks associated with credit card-based Internet transactions have received substantial media attention, but may lack empirical support. In addition, the Company believes that most consumers may be unaware that the potential liability resulting from fraudulent charges to their credit card accounts is limited by federal laws that limit the liability of cardholders for unauthorized use of their card to no more than $50. Any change in consumer perception of the incidence of credit card account number theft over the Internet, or the potential liability attendant to such fraud, could impact the demand for Internet security mechanisms, including FVIPS. Any such decline in the perceived need for the security which the Company believes to be a principal feature of FVIPS could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

     The market for products and services that enable the sale of goods and services over the Internet is expected to be intensely competitive, and, to the extent commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for Internet payment systems and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

     The Company's principal competitors in the market for consumer-initiated purchases over the Internet include providers of encrypted credit card transaction systems such as CyberCash, Inc., Verifone, Inc., Open Market, Inc., Netscape Communications Corporation, and GC Tech and providers of electronic cash payment systems such as DigiCash, Inc. The Company expects that credit card processors and acquiring banks will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. The Company may experience additional competition from Internet service providers and Internet directory companies who enter the market for Internet payment services. Companies such as America Online, Inc., CompuServe Incorporated, Microsoft, IBM, AT&T, Hewlett-Packard and Federal Express which possess large, existing customer bases or ready distribution channels, could develop, market or resell a number of payment alternatives including, but not limited to, encrypted credit card payment and digital cash payment systems. Additionally, competitors such as Checkfree Corporation may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company also competes with the direct transmission of unprotected credit card information for commercial transactions over the Internet (i.e., "in the clear" transactions), which is currently the primary method for Internet commercial transactions that use a credit card as a form of payment. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market.

     Several of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to individuals, businesses and financial institutions. In addition, many of the Company's current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If such competitors were to bundle competing products or services for their customers, the demand for the Company's products and services might be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. As a result of the foregoing or other factors, there can be no assurance that the Company will compete effectively with current or future competitors or that the competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence Upon Product and Service Development; Risks of Technological Change and Evolving Industry Standards

     The Company's success depends upon its ability to develop new products and services that satisfy evolving customer requirements including potential applications for Internet advertising, merchandising and direct marketing. The market for the Company's services is characterized by rapidly changing technology, emerging industry standards and customer requirements that have been changing every few months. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to market new products and services in a timely manner. Failure of the Company, for technological or other reasons, to develop and introduce new products and services that are compatible with emerging industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company or its competitors may announce enhancements to existing products or services, or new products or services embodying new technologies, emerging industry standards or customer requirements that render the Company's existing products and services obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products or services by the Company or its competitors or any change in emerging industry standards will not cause customers to terminate use of the Company's existing products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's products and services are designed around certain technical standards, and the Company's current and future revenues are dependent on continued industry acceptance of such standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively doing so. Moreover, a number of leading industry participants have announced their intention to enter into or expand their positions in the market for Internet payment systems through the development of new technologies and standards. There can be no assurance that the Company's products and services will achieve market acceptance, that the Company will be successful in developing and introducing new products and services that meet changing customer needs and respond to technological changes or emerging industry standards in a timely manner, if at all, that the standards upon which the Company's products and services are or will be based will be accepted by the industry or that products, services or technologies developed by others will not render the Company's products and services noncompetitive or obsolete. The inability of the Company to respond to changing market conditions, technological developments, emerging industry standards or changing customer requirements or the development of competing technologies or products that renders the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with FVIPS Upgrades

     In July 1996, the Company transitioned FVIPS from a system that relied solely on EDS for financial services processing of transactions to a system that is primarily managed by the Company. While EDS continues to perform authorization and settlement processing of credit card transactions for First Virtual, the Company now operates and maintains the computer which communicates with the established financial networks, a function formerly performed by EDS. The Company also plans upgrades to FVIPS from time to time in the future. The next planned upgrade is scheduled for April 1997. Prior to this recent transition to a self-managed system, the Company relied entirely on EDS for all financial services processing of FVIPS transactions and for management of the Company's database, including the entry of new Seller and Buyer registrations, updating of customer information and the management of customer accounts. Prior to the upgrade of the system, the Company had not previously effected a general upgrade of FVIPS. Given the limited time the upgraded system has been in operation, there can be no assurance that complications resulting from the upgrade will not arise, that the new system will prove to be capable of functioning in a fully operating environment over an extended period of time or that operating flaws or disruptions will not emerge. For example, subsequent to the upgrade, the Company discovered during a batch process with the ACH network that a file created to ACH specifications did not clear the ACH processing routines. As a result, deposits destined for Seller bank accounts did not occur until the problem was resolved 34 hours after the problem was discovered. Any similar systems failure, if prolonged or compounded, could cause a significant interruption to the Company's products and services and could reduce the viability of FVIPS and, if sustained or repeated, could reduce the demand for the Company's products and services by current and potential Internet customers which would result in a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company has no prior experience with managing a large database of customer and transactional information. In order to properly manage its operational database, the Company will need to (i) improve its management information systems and controls, (ii) implement new database management software and (iii) attract and retain qualified personnel. Currently, the Company's databases are inadequate to support its planned future operations. The Company is currently implementing a relational database management system and installing the related hardware needed for the upgrade of FVIPS. It is to be operational by mid-year 1997. There can be no assurance that any such upgrade will be completed in a timely manner or that any such upgrade will be adequate to meet the needs of the Company. Any inability to properly effect and manage upgrades to the Company's customer database could result in a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Repeated Customer Use of FVIPS

     The Company's future success is substantially dependent on its ability to significantly expand its base of Sellers and Buyers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by Buyers. There can be no assurance that the Company's historic rate of VirtualPIN use per Buyer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. The ability of the Company to increase the average number of transactions per VirtualPIN is subject to substantial uncertainty. In the event the average number of transactions per VirtualPIN does not substantially increase in the future, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, the Company anticipates that it will modify Buyer registration and renewal fees from time to time in the future. There can be no assurance that any modification in the fee structure will not result in significant Buyer attrition or reduced future Buyer registrations. Any significant Buyer attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations.

     Certain Sellers employing FVIPS have in the past reduced their use of the system. Although the Company has very limited information regarding Seller usage of FVIPS, the Company believes that declining usage of FVIPS by Sellers can occur when Sellers cease to maintain their Web pages or discontinue product or service offerings on their Web sites. Such discontinuation could have a material adverse effect on the

Company's business, financial condition and results of operations. The Company also faces the risk of losing Sellers that choose to employ alternative payment mechanisms or experience a decline in transactions using FVIPS. Any significant decline in the usage of FVIPS by Sellers or increase in the rate of Seller attrition could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risk of Capacity Constraints

     A key element of the Company's strategy is to generate a high volume of FVIPS usage. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of transactions through FVIPS could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. The Company intends to make substantial investments to increase its server capacity by adding new servers and upgrading its FVIPS management software. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks of Defects and Development Delays

     Products and services based on sophisticated software and computing systems often encounter development delays, and the underlying software may contain undetected errors and failures when introduced or when usage increases. The Company may experience delays in the development of the software and computing systems underlying the Company's services. In addition, there can be no assurance that, despite testing by the Company and Sellers and Buyers, errors will not be found in the underlying software or that the Company will not experience development delays, resulting in delays in the commercial release of its products and services or in the market acceptance of its products and services, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks of Systems Failures; Lack of Insurance and Security Risks

     The operation of FVIPS is dependent on the Company's ability to protect its computer equipment and the information stored in its data centers against loss or damage that may be caused by system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. The Company's data center and servers are currently located at its headquarters in San Diego, California and at a facility in Dallas, Texas, and the Company will soon complete the second facility in San Diego. There can be no assurance that a system failure at any of these locations would not materially and adversely affect the Company's ability to provide its products and services.

     The Company uses a UNIX file system for its database which, from time to time has been susceptible to some data corruption. The Company is in the process of developing a relational database for installation scheduled for completion in the first half of 1997, and will remain susceptible to such data corruption until the installation is completed. Corruption of data could result in a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently retains highly confidential customer financial information, including bank account and credit card information, in a secure database server that the Company believes to be isolated from the Internet. Although the server is protected by firewalls and proprietary, one-way batch protocols and the Company regularly reviews the system for security weaknesses, there can be no assurance that unauthorized individuals could not obtain access to this database server. Any unauthorized penetration of the Company's servers which are not directly connected to the Internet could result in the theft of bank account and credit card information, E-mail addresses, and comprehensive transaction histories. Any unauthorized penetration of the Company's servers which are connected to the Internet could result in the theft of VirtualPIN numbers,

E-mail addresses and recent transaction histories. Unauthorized penetration could lead to attempts to use such information to effect fraudulent purchases, including the introduction of fabricated transactions into the Company's financial processors. Although the Company believes that the VirtualPIN architecture should thwart attempts to use misappropriated account information, widespread attempts to effect such transactions would require the Company to devote substantial resources to counteracting such attempts and could result in a compromise of the system or the interruption of the Company's ability to provide its products and services and may result in adverse publicity to the Company and consequently have a material adverse effect on the Company's business, financial condition and results of operations. It is also possible that an employee of the Company could attempt to divert customer funds or otherwise misuse confidential customer information, exposing the Company to legal liability. In addition, although the Company believes that the potential for the unauthorized interception of information transmitted over the Internet through FVIPS is not likely to result in the fraudulent use of VirtualPINs, there can be no assurance that unauthorized use of such information will not occur and, if it does occur, that it will not result in a financial loss or significant inconvenience to the VirtualPIN holder. Furthermore, although the Company employs disclaimers and limitation of warranty provisions in its customer agreements to attempt to limit its liability to customers, including liability arising out of systems failure or failure of security precautions, there can be no assurance that such provisions will be enforceable, or will otherwise prove effective in limiting the Company's exposure to damage claims.

     Although the Company carries property and business interruption insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of E-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. In August 1995, the Company experienced a 78-hour disruption in its systems which resulted in interruption of service to all Sellers and Buyers for such period. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its Sellers and Buyers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Facilities".

  Management of Potential Growth; Risks Associated with New Management Team

     The rapid development necessary for the Company to exploit the market opportunity for FVIPS requires an effective planning and management process. As of December 31, 1996, the Company had grown to 110 employees from 21 employees on December 31, 1995, and the Company expects this growth to continue. As of December 31, 1996 the Company had seven executive officers. Many of the Company's executive officers have joined the Company since April 1996, including the President of Financial Services; Vice President, Merchant Services; and Vice President, Finance and Administration and Chief Financial Officer, each of whom joined in September or October 1996. In addition, the Company's Vice President of Operations resigned as an officer of the Company on January 31, 1997, but currently serves as a consultant to the Company. The Company's success depends to a significant extent on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the new executives will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty and most likely in the future will continue to experience difficulty in integrating or replacing members of management's team from a variety of industry backgrounds. It is uncertain whether all members of the current management team can be successfully assimilated or replaced. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain or replace current management and to attract and retain qualified personnel in the future. The Company's failure to assimilate these new executives, or the failure of any of the executives to perform effectively, or the loss of any such executive, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The Company is also expanding its transaction processing capacity and its marketing and sales organizations, funding increasing levels of research and development, and increasing its customer support organization to accommodate the growth of its installed base of Sellers and Buyers. The growth in the Company's customer base and transaction volume has placed, and any future growth is expected to continue to place, increased demands on the Company's management and operations, including its marketing and sales, customer support, research and development, general and administrative operations. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel

     The Company's future performance is substantially dependent upon the continued contributions of members of the Company's senior management and technical personnel. In particular, the Company's success substantially depends on the continued participation of its Chief Executive Officer, Lee Stein, its principal senior technical employees, Nathaniel Borenstein and Marshall Rose, and other members of its senior management team, which is currently composed of a small number of individuals who recently joined the Company. See "Management of Potential Growth; Risks Associated with New Management Team" above. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in identifying, attracting, training and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Limited Intellectual Property

     The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect its proprietary rights. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying the Company's products and services, or that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there is no assurance that competitors will not be able to develop functionally equivalent Internet payment services without infringing any of the Company's intellectual property rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries.

Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, the Company believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infrequent claims will not be filed by plaintiffs in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of the Company's products and services or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

  Government Regulation and Legal Uncertainties

     The Company believes it is not currently subject to direct regulation by any government agency in the U.S., other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, no assurance can be given that federal, state or foreign agencies will not attempt in the near future to begin to regulate the market for Internet commerce. In addition, if a government agency were to challenge the Company's position with respect to the applicability of regulations to its activities, responding to such a challenge could result in significant expenditures of the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. More generally, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, taxation and characteristics and quality of products and services. For example, the recently enacted Telecommunications Reform Act of 1996 subjects certain Internet content providers to criminal penalties for the transmission of certain information, and could also result in liability to Internet service providers, Web hosting sites and transaction facilitators such as the Company. Various foreign jurisdictions have also moved to regulate access to the Internet and to strictly control Web content. Even if the Company's business is not directly subject to regulation, the adoption of any such laws or regulations may inhibit the growth of the Internet, or the businesses of the users of the Company's products and services, which could in turn adversely affect the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, taxation and personal privacy is uncertain. Such uncertainty creates the risk that such laws could be interpreted in a manner that could generally inhibit commerce on the Internet and adversely impact the Company's business.

     Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. Senior officials from several regulatory agencies, including the Board of Governors of the Federal Reserve Board and the Office of the Comptroller of the Currency, have indicated that those agencies have refrained from promulgating regulations in order to encourage continued development of electronic commerce, but will monitor this area closely in the future. For example, the Electronic Fund Transfer Act and Regulation E, promulgated by the Federal Reserve Board, govern certain electronic funds transfers made by regulated financial institutions from a consumer's account, and govern providers of access devices and electronic funds transfer services. Although the Company believes that its current services are not subject to Regulation E, there is no assurance that the Federal Reserve Board will not require all or certain of the Company's services to comply with Regulation E, revise Regulation E or adopt new rules and regulations affecting electronic commercial transactions. Other government agencies in addition to the Federal Reserve Board, including the Federal Trade Commission and the Federal Communications Commission, may promulgate rules and regulations affecting the Company's activities or those of the users of its products and services. Any or all of these potential actions could result in increased operating costs for the Company or for the principal users of its services and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Evolving Financial Industry Policies for Internet Commerce

     The Company currently relies on credit cards as the payment method for FVIPS transactions. Credit card associations are still in the process of drafting operating regulations governing many credit card transactions on the Internet. In some cases, the Company's access to the payment systems of credit card associations and other payment providers may be conditioned on its compliance, and the compliance of associated processors such as First USA Paymentech, with interim regulations.

     The Company's operations have been reviewed by MasterCard and Visa which currently are the sole payment methods accepted by the Company. Visa has issued to First USA Paymentech several conditions which govern First USA Paymentech's processing of transactions for the Company over the Visa system. These conditions, among other things, establish a maximum dollar amount and aging of small-dollar transactions the Company can accumulate before they are submitted to the Visa system for processing, and establish procedures for handling chargebacks involving such bundled transactions. The Company does not believe that these conditions materially burden the Company's current operations. The conditions were initially issued pursuant to an oral communication and were due to expire on December 31, 1995. The conditions were renewed until the later of the adoption of industry-wide operating regulations addressing Internet transactions or December 31, 1997. If the Internet transaction operating regulations are not in place by December 31, 1997, the conditions provide that they can be extended, with Visa's concurrence. To date, MasterCard has not issued any conditions that are specific to the Company's operations. The Company is applying to accept Discover, JCB and American Express credit cards, although there can be no assurance that any of such applications will be accepted. While the Company hopes that it will be able to comply with Visa's future operating regulations and regulations issued by any other credit card association, there can be no assurance that it will be able to do so or that compliance will not have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance, if the operating regulations have not been adopted, that the conditions agreement between First USA Paymentech and Visa, or related agreements between First USA Paymentech and the Company and other payment providers, will be issued or extended, if at all, on terms that do not have a material adverse effect on the Company's business, financial condition and results of operations.

 Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous
 Transactions

     Because the Company acts as an intermediary and facilitator for credit card transactions, the Company may be subject to the risks borne by merchants generally in the use of credit card payment systems, primarily the risk that the Buyer's payment will be "charged back" because of unauthorized use of the Buyer's credit card, disputes over the goods or services purchased by the Buyer, erroneous transmission of information by the Company, or fraud by the Seller or Buyer. The Company's customer agreements provide for the allocation of the risk of chargebacks (other than chargebacks caused by erroneous transmission by the Company) to Sellers, but such agreements may not be enforceable. In addition, even if the Company has an enforceable right to charge a Seller's account for the amount of a chargeback, the Company is subject to the risk that the Seller may not have a sufficient positive balance of net proceeds from other FVIPS transactions to cover the chargeback and may otherwise be unable or unwilling to pay.

     The Company manages these risks through its risk management systems and internal controls, which are still in the process of being implemented. The Company currently requires explicit authorization by Buyers prior to initiating a charge of the Buyer's credit card, holds funds for 91 days for Sellers who do not qualify for accelerated settlement terms and subjects Sellers who attempt to so qualify to a screening process, and holds qualified Sellers' funds for three to five business days. As a result, the Company believes that the risks associated with widespread chargebacks by customers are minimized, but there can be no assurance that chargebacks will not increase significantly in the future as the volume of FVIPS transactions increases and as more Sellers of goods and services requiring physical delivery begin to use FVIPS. There also can be no assurance that the Company will not change FVIPS in a manner that increases the risk of exposure to chargebacks, or that the Company's reserves will be sufficient to protect the Company from increased chargebacks. A significant increase in chargebacks could materially and adversely affect the Company's business, financial condition and results of operations.

  Liability for Information Stored on the InfoHaus Server

     Because materials may be uploaded to the InfoHaus server and, without intervention by the Company, may be subsequently distributed to others, it is possible that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. In the past, such claims have been brought, and sometimes successfully pressed against electronic bulletin boards, on-line service providers, and Web pages hosting content provided by other parties. Although the Company carries general liability insurance, the Company's insurance may not adequately cover claims of this type. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Additional Products and Services."

  Integration of Potential Acquisitions

     As a part of its business strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products and services, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

  Future Capital Needs; Uncertainty of Additional Financing

     If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company will need to raise additional funds. Furthermore, the Company may need to raise additional funds to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience significant additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by Item 10 is set forth under the captions "Proposal 1: Election of Directors", "Director Compensation and Director Option Plan", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, which information is incorporated herein by reference.

     The Company's Board of Directors currently consists of seven persons, divided into three classes serving staggered terms of office. Currently there are three directors in Class I and two directors in each of Class II and Class
III. All Class I directors are to be elected at the Annual Meeting. Each Director elected at the Annual Meeting will serve for a three-year term, or until his or her successor has been duly elected and qualified. The executive officers and directors of the Company and their ages as of December 31, 1996 are as follows:

                 NAME                    AGE                          POSITION
---------------------------------------  ---     --------------------------------------------------
Lee H. Stein...........................  44      Chairman of the Board and Chief Executive Officer
Michael D. Schauer.....................  35      President of Financial Services
Thomas A. Daniel.......................  36      Vice President of Merchant Services
Nathaniel S. Borenstein................  39      Chief Scientist
John J. Donegan(1).....................  56      Vice President, Operations
Marshall T. Rose.......................  35      Technical Advisor, Office of the Chairman
John M. Stachowiak.....................  44      Vice President, Finance & Administration and Chief
                                                   Financial Officer
Robert S. Epstein(2)...................  44      Director
Tawfiq N. Khoury(2)(3).................  66      Director
Scott Loftesness.......................  49      Director
John A. McKinley.......................  39      Director
Pamela H. Patsley(3)...................  39      Director
Jon M. Rubin(3)........................  28      Director

---------------
(1) The Company accepted the resignation of Dr. John Donegan as Vice President of Operations, effective January 31, 1997. Dr. Donegan now serves as a consultant to the Company.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

     MR. STEIN, a founder of the Company, has served as Chairman of the Board of the Company since January 1996 and as a director and Chief Executive Officer of the Company since March 1994. Since 1980, Mr. Stein has also been Chairman of Stein & Stein Incorporated, a firm which has provided advisory and management services to a selected clientele of high net worth and entertainment industry individuals, and which is the general partner of The Stein Company, Ltd., an investment partnership. Mr. Stein is a director of Scripps Foundation for Medicine and Science, a former director of the American Cancer Society and former chairman of Jack Murphy Stadium Authority, City of San Diego. Mr. Stein is a member of the bar of the State of California and the Commonwealth of Pennsylvania.

     MR. SCHAUER has served as the Company's President of Financial Services since September 1996. From 1993 to September 1996, Mr. Schauer was President, Consumer Financial Services of GE Capital. Prior to joining GE Capital, Mr. Schauer was with Valley National Bank where he was Senior Vice President Retail Lending from 1989 to 1992 and Executive Vice President Retail Lending from 1992 to 1993. Mr. Schauer also served as a director of the Mastercard U.S. Region Board from March 1994 through September 1996.

     MR. DANIEL has served as the Company's Vice President of Merchant Services since October 1996. From April 1994 to September 1996, Mr. Daniel served as President and Chief Operating Officer of Intuit Services Corp. Prior to joining Intuit Services Corp., Mr. Daniel worked at Automatic Data Processing, Inc. from 1982 through March 1994, serving as Senior Director of the Softpay Services Division as his last position.

     DR. BORENSTEIN, a founder of the Company, has served as the Company's Chief Scientist since March 1994. Dr. Borenstein was also a member of the technical staff in the Interpersonal Communication Group at Bellcore from 1989 through 1994. In 1985, Dr. Borenstein joined Carnegie Mellon University where he served as a system designer until 1988, a lecturer until 1989 and as manager of applications development from 1988 to 1989. Dr. Borenstein is a director of Computer Professionals for Social Responsibility and the Institute for Global Communication.

     DR. DONEGAN has served as the Company's Vice President of Operations since July 1996 and served as a consultant to the Company from March 1996 to July 1996. He has been President of John Donegan Associates, Inc., a computer systems and network consulting firm, since October 1994. Dr. Donegan retired from the United States Navy in August 1994 as a Rear Admiral. From January 1992 to August 1994, Rear Admiral Donegan was the first Commander of the Naval Command, Control and Ocean Surveillance Center, a major Navy warfare center and laboratory in San Diego. From June 1989 to December 1991, he served as the Commanding Officer of the Naval Research Laboratory in Washington, D.C.

     DR. ROSE, a founder of the Company, has served as Technical Advisor, Office of the Chairman of the Company since July 1996. From March 1994 to July 1996, Dr. Rose was a consultant to the Company. Dr. Rose has also been a Principal and owner of Dover Beach Consulting, Inc., an Internet consulting company, since August 1991. From January 1990 to May 1991, Dr. Rose was the principal scientist, and, from April 1989 to December 1989, a senior scientist at PSI, Inc. (formerly NYSERNet, Inc.), an Internet services company.

     MR. STACHOWIAK has served as the Company's Vice President, Finance and Administration and Chief Financial Officer since October 1996. From August 1996 to October 1996, Mr. Stachowiak served as Chief Administrative Officer of the Company. Mr. Stachowiak also served as a consultant to the Company from May 1996 to August 1996. Mr. Stachowiak served as Vice President, Finance and Administration and Chief Financial Officer of NeoPath, Inc, a medical device company, from October 1994 to April 1996. Mr. Stachowiak served as Vice President, Administration and Process Improvement of US West New Vector Group, Inc. from January 1991 to October 1994 and as Vice President, Finance and Administration and Chief Financial Officer from July 1987 to December 1990.

     DR. EPSTEIN has served as a director of the Company since December 1995. Dr. Epstein was a founder of Sybase, Inc., a database software developer ("Sybase"), and has served as Executive Vice President and a director of Sybase since November 1984. Prior to that, he served as Vice President of Product Development for Britton-Lee, Inc., a relational database hardware manufacturer.

     MR. KHOURY has served as a director of the Company since March 1994 and was Chairman of the Board of Directors from March 1994 to January 1996. Mr. Khoury has also served as Chairman of the Board of Directors and Chief Executive Officer of Pacific Scene, Inc., a company which was a diversified builder headquartered in San Diego, since August 1971; as Chairman of the Board of Directors of 2111 Corporation, a property management company, since June 1985; and a managing director of K Enterprises, an investment company, since August 1991.

     MR. LOFTESNESS has served as a director of the Company since November 1996. Mr. Loftesness is Group Executive of First Data Merchant Systems group of First Data Corporation. First Data Merchant

Systems is responsible for service management, product and systems development and systems and network operations for all of First Data's merchant payment processing activities. Prior to joining First Data in 1994, Mr. Loftesness held a series of payment systems, systems development and business development positions at Visa International from 1985 to 1989 and 1991 to 1994, Fidelity Investments from 1989 to 1991 and IBM from 1969 to 1985.

     MR. McKINLEY has served as a director of the Company since July 1996. Mr. McKinley has been the Chief Technology and Information Officer of GE Capital since October 1995. From February 1982 to September 1995, Mr. McKinley served as a consultant for Ernst & Young, including serving as a consulting partner from October 1992 to September 1995.

     MS. PATSLEY has served as a director of the Company since December 1995. Ms. Patsley has been President, Chief Executive Officer and a director of First USA Paymentech since December 1995. She has also served as President and Chief Executive Officer of First USA Merchant Services, a wholly-owned subsidiary of First USA Paymentech, since December 1991, Executive Vice President and Manager since July 1990, and as Chairman of the Board of First USA Financial Services, Inc., a wholly-owned subsidiary of First USA Paymentech, since August 1994. Ms. Patsley has also served as Executive Vice President and Secretary of First USA, Inc. since July 1989. Ms. Patsley was Chief Financial Officer of First USA, Inc. and its predecessor from January 1987 to April 1994 and a Senior Vice President prior to such time. Ms. Patsley currently serves on the Delivery Systems Advisors' Committees of VISA USA, Inc. and VISA International, Inc. Ms. Patsley has also served as a director of First USA Bank since November 1993.

     MR. RUBIN has served as a director of the Company since September 1994. Mr. Rubin has been President and a director of Next Century Communications Corp. ("NCCC"), a direct marketing agency and holding company for numerous direct marketing businesses and related investments, since June 1993, and was President of its Strategic Response division from October 1990 to June 1993.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is set forth under the caption "Security Ownership" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO THE FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
                                                                                        48
Report of Ernst & Young LLP, Independent Auditors..................................
                                                                                        49
Balance Sheets as of December 31, 1996 and 1995....................................
                                                                                        50
Statements of Operations for the years ended December 31, 1996 and 1995 and for the period March 11, 1994 (date of inception) through December 31, 1994..............
                                                                                        51
Statements of Stockholders' Equity (Net Capital Deficiency) for the years ended
  December 31, 1996 and 1995 and for the period March 11, 1994 (date of inception)
  through December 31, 1994........................................................
                                                                                        52
Statements of Cash Flows for the years ended December 31, 1996, and 1995 and for the period March 11, 1994 (date of inception) through December 31, 1994..........
                                                                                        53
Notes to Financial Statements......................................................

(a)(2) INDEX TO THE FINANCIAL STATEMENT SCHEDULES

     None required.

(a)(3) INDEX TO EXHIBITS

 NUMBER                                       EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
 3.1*       Amended and Restated Certificate of Incorporation of the Company.
 3.3*       Bylaws of the Company.
10.1*       Form of Indemnification Agreement entered into between Company and its officers and directors.
10.2*       The Company's 1994 Incentive and Non-Statutory Stock Option Plan.
10.3*       The Company's 1995 Stock Plan.
10.4*       The Company's Employee Stock Purchase Plan.
10.5*       Lee H. Stein Employment Agreement.
10.6*       Nathaniel S. Borenstein Employment Agreement.
10.7*       Marshall T. Rose Employment Agreement.
10.8*       John M. Stachowiak Employment Agreement.
10.9*       Michael D. Schauer Employment Agreement.
10.10*      Series A Preferred Stock Purchase Agreement dated as of May 22, 1995 between the
            Company and the purchasers named therein.
10.11*      Series B Preferred Stock Purchase Agreement dated as of December 22, 1995 between the Company and First USA Merchant Services, Inc.
10.12*      Securities Purchase Agreement between the Company and General Electric Capital
            Corporation dated July 3, 1996.
10.13*      Warrant to Purchase 47,619 shares of Common Stock, issued to General Electric
            Capital Corporation as of July 3, 1996.
10.14*      Series D Preferred Stock Purchase Agreement between the Company and First Data
            Corporation, dated August 26, 1996.
10.15*      Amended and Restated Shareholder Rights Agreement dated August 26, 1996 between the Company and First Data Corporation.
10.16*      Warrant to Purchase up to 1,500,000 shares of Common Stock, issued to First Data
            Corporation as of August 26, 1996.
10.17*      Marketing and Product Development Agreement dated as of August 26, 1996 between the Company and First Data Corporation.
10.18*      Warrant to purchase 852,272 shares of Series A Preferred Stock, issued to First
            USA Paymentech.

 NUMBER                                       EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
10.19*      Warrant to purchase 475,734 shares of Series B Preferred Stock, issued to First
            USA Paymentech.
10.20*      Lease Agreement dated as of February 1, 1996 by and between Company and Carmel
            Valley Partners I (now Spieker Properties, L.P.), as amended.
10.21*      Sublease Agreement dated as of June 15, 1996 by and between Company and
            Intergrated Medical Systems.
10.22*      Lease Agreement dated as of April 18, 1996 by and between Company and KMD
            Foundation.
10.23*      Facilities Agreement dated as of August 14, 1996 between the Company and First USA
            Paymentech.
10.24*      Waiver and Amendment dates as of August 20, 1996 between the Company and First USA
            Paymentech.
10.25*      Merchant Credit Card Agreement dated as of September 12, 1994, between the Company and First USA Paymentech, as amended.
10.27*      Agreement for Information Technology Services dated as of October 12, 1994 between the Company and Electronic Data Systems Corporation, as amended.
10.28*      Consulting and Development Agreement dated as of August 16, 1996 between the
            Company and Sybase, Inc.
10.29       Master Lease Agreement dated as of October 24, 1996 between the Company and
            COMDISCO, Inc.
10.30       Software License Agreement dated March 20, 1997 between the Company and Sybase,
            Inc.
11.1        Statement re: Computation of Per Share Earnings.
27.1        Financial Data Schedule.

---------------
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-14573).

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

(c) EXHIBITS

     See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above

                                   SIGNATURE

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST VIRTUAL HOLDINGS INCORPORATED

Dated: March 31, 1997                     By: /s/        LEE H. STEIN
                                            ------------------------------------
                                                        Lee H. Stein
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and dates indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

             /s/ LEE H. STEIN                Chairman of the Board Chief          March 31, 1997
------------------------------------------     Executive Officer (Principal
               Lee H. Stein                    Executive Officer)

          /s/ JOHN M. STACHOWIAK             Vice President, Finance &            March 31, 1997
------------------------------------------     Administration and Chief
            John M. Stachowiak                 Financial Officer (Principal
                                               Financial and Accounting
                                               Officer)

          /s/ ROBERT S. EPSTEIN              Director                             March 31, 1997
------------------------------------------
            Robert S. Epstein

                                             Director
------------------------------------------
             Tawfiq N. Khoury

           /s/ SCOTT LOFTESNESS              Director                             March 31, 1997
------------------------------------------
             Scott Loftesness

           /s/ JOHN A. MCKINLEY              Director                             March 31, 1997
------------------------------------------
             John A. McKinley

          /s/ PAMELA H. PATSLEY              Director                             March 31, 1997
------------------------------------------
            Pamela H. Patsley

                                             Director
------------------------------------------
               Jon M. Rubin

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Virtual Holdings Incorporated

We have audited the accompanying balance sheets of First Virtual Holdings Incorporated as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for the years ended December 31, 1996 and 1995 and the period March 11, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Virtual Holdings Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for the the years ended December 31, 1996 and 1995 and the period March 11, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Diego, California
January 24, 1997

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 17,127,971     $ 2,091,651
  Short-term investment, available-for-sale......................       200,000              --
  Accounts receivable............................................        88,278              --
  Prepaid expenses and other.....................................        83,840          10,953
                                                                   ------------     -----------
Total current assets.............................................    17,500,089       2,102,604
Furniture, equipment and software, net (Note 2)..................     1,964,635         304,320
Information technology, net (Note 5).............................        59,226         113,333
Organization and other costs, net................................       105,798          50,569
Deposits and other...............................................        62,809           4,000
                                                                   ------------     -----------
Total assets.....................................................  $ 19,692,557     $ 2,574,826
                                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...............................................  $  1,626,198     $   513,893
  Accrued compensation and related liabilities...................       372,739           8,170
  Accrued interest...............................................       196,340         100,340
  Deferred revenue...............................................        64,683              --
  Current portion, amount due to stockholder (Note 3)............       400,000              --
  Other accrued liabilities......................................       576,077              --
                                                                   ------------     -----------
Total current liabilities........................................     3,236,037         622,403
Amount due to stockholder (Note 3)...............................       312,500              --
Notes payable to stockholders (Note 3)...........................     1,200,000       1,200,000
                                                                   ------------     -----------
Total long term liabilities......................................     1,512,500       1,200,000
Commitments (Note 5)
Stockholders' equity (net capital deficiency) (Note 6):
  Preferred stock, 5,000,000 shares authorized, none outstanding
     at December 31, 1996........................................            --              --
  Preferred stock, Series A convertible, $0.001 par value;
     1,545,816 shares authorized, 693,544 shares issued and
     outstanding with liquidation preference totaling $1,220,637
     at December 31, 1995........................................            --             694
  Preferred stock, Series B convertible, $0.001 par value;
     1,724,679 shares authorized, 783,945 issued and outstanding with liquidation preferences totaling $2,500,000 at December
     31, 1995....................................................            --             784
  Common stock, $0.001 par value; 40,000,000 shares authorized,
     8,794,812 and 4,273,250 shares issued and outstanding at
     December 31, 1996 and 1995, respectively....................         8,795           4,273
  Additional paid-in-capital.....................................    25,758,015       3,852,332
  Warrants.......................................................     3,017,115              --
  Deferred compensation..........................................       (44,305)             --
  Accumulated deficit............................................   (13,795,600)     (3,105,660)
                                                                   ------------     -----------
Total stockholders' equity.......................................    14,944,020         752,423
                                                                   ------------     -----------
Total liabilities and stockholders' equity.......................  $ 19,692,557     $ 2,574,826
                                                                   ============     ===========

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                                   MARCH 11, 1994
                                                 YEAR ENDED DECEMBER 31,        (DATE OF INCEPTION)
                                               ----------------------------     THROUGH DECEMBER 31,
                                                   1996            1995                 1994
                                               ------------     -----------     --------------------
Revenues.....................................  $    695,866     $   197,902          $    3,580
Operating Expenses:
Marketing and sales..........................     1,836,545         346,400             143,678
Research and development.....................     3,248,958         530,809             307,315
General and administrative(1)................     6,431,286       1,522,784             375,117
                                               ------------     -----------           ---------
Total operating expenses.....................    11,516,789       2,399,993             826,110
                                               ------------     -----------           ---------
Loss from operations.........................   (10,820,923)     (2,202,091)           (822,530)
Interest income (expense)....................       130,983         (67,890)            (13,149)
                                               ------------     -----------           ---------
Net loss.....................................  $(10,689,940)    $(2,269,981)         $ (835,679)
                                               ============     ===========           =========
Net loss per share...........................  $      (1.25)    $     (0.30)
Shares used in per share computation.........     8,524,068       7,599,106

---------------
(1) The year ended December 31, 1996 includes $1,000,000 of expense in connection with obtaining a waiver of an exclusivity provision of an agreement with a stockholder.

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

          STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                                        TOTAL
                                                                                                                     STOCKHOLDERS'
                   PREFERRED STOCK        COMMON STOCK      ADDITIONAL                                               EQUITY (NET
                 -------------------   ------------------     PAID-IN                    DEFERRED     ACCUMULATED      CAPITAL
                   SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION     DEFICIT      DEFICIENCY)
                 ----------   ------   ---------   ------   -----------   ----------   ------------   ------------   ------------
Issuance of
 common stock
 to founders,
 net of
 issuance costs
 of $5,250.....          --   $  --    2,500,000  $2,500    $    92,250   $       --     $     --     $         --   $     94,750
Issuance of
  common stock
  for
  services.....          --      --      333,350     333         13,001           --           --               --         13,334
Issuance of
  common stock,
  net of
  issuance
  costs of
  $14,056......          --      --    1,250,000   1,250        184,694           --           --               --        185,944
Net loss.......          --      --           --      --             --           --           --         (835,679)      (835,679)
                 ----------   ------   ---------   ------   -----------   ----------     --------     ------------    -----------
Balance at
  December 31,
  1994.........          --      --    4,083,350   4,083        289,945           --           --         (835,679)      (541,651)
Issuance of
  common stock
  for
  services.....          --      --      135,400     135          5,281           --           --               --          5,416
Issuance of
  Series A
  convertible
  preferred
  stock at
  $1.76 per
  share for
  cash, net of
  issuance
  costs of
  $71,791......     551,500     552           --      --        898,297           --           --               --        898,849
Issuance of
  Series A
  convertible
  preferred
  stock at
  $1.76 per
  share for
  retirement of
  notes
  payable, net
  of issuance
  costs of
  $7,257.......     142,044     142           --      --        242,598           --           --               --        242,740
Issuance of
  Series B
  convertible
  preferred
  stock at
  $3.189 per
  share, net of
  issuance
  costs of
  $100,390.....     783,945     784           --      --      2,398,826           --           --               --      2,399,610
Issuance of
  common stock
  for
  services.....          --      --       54,500      55         17,385           --           --               --         17,440
Net loss.......          --      --           --      --             --           --           --       (2,269,981)    (2,269,981)
                 ----------   ------   ---------   ------   -----------   ----------     --------     ------------    -----------
Balance at
  December 31,
  1995.........   1,477,489   1,478    4,273,250   4,273      3,852,332           --           --       (3,105,660)       752,423
Issuance of
  common stock
  for cash and
  services.....          --      --       61,126      61         51,776           --           --               --         51,837
Issuance of
  Series B
  convertible
  preferred
  stock at
  $3.189 per
  share, net of
  issuance
  costs of
  $117,110.....     465,000     465           --      --      1,365,310           --           --               --      1,365,775
Issuance of
  warrants.....          --      --           --      --             --    3,017,115           --               --      3,017,115
Issuance of
  Series C
  convertible
  preferred
  stock at $15
  per share and
  shares of
  common stock
  at $5 per
  share, net of
  issuance
  costs of
  $45,934......     130,952     131      107,144     107      2,453,828           --           --               --      2,454,066
Issuance of
  Series D
  convertible
  preferred
  stock at $15
  per share,
  net of
  issuance
  costs
  $9,163.......     200,000     200           --      --      2,990,637           --           --               --      2,990,837
Deferred
  compensation
  related to
  grant of
  certain stock
  options......          --      --           --      --         50,567           --      (50,567)              --             --
Amortization of
  deferred
compensation...          --      --           --      --             --           --        6,262               --          6,262
Issuance of
  common stock
  at IPO, net
  of issuance
  costs........          --      --    2,000,000   2,000     14,991,067           --           --               --     14,993,067
Issuance of
  common stock
  for
  conversion of
  preferred
  stock
  upon IPO.....  (2,273,441)  (2,274)  2,273,441   2,274             --           --           --               --             --
Issuance of
  common stock
  for anti-
  dilutive
  shares in
  preferred
  stock
  conversion...          --      --       59,876      60            (60)          --           --               --             --
Issuance of
  common stock
  for exercise
  of stock
  options......          --      --       19,975      20          2,558           --           --               --          2,578
Net loss.......          --      --           --      --             --           --           --      (10,689,940)   (10,689,940)
                 ----------   ------   ---------   ------   -----------   ----------     --------     ------------    -----------
Balance at
  December 31,
  1996.........          --   $  --    8,794,812   $8,795   $25,758,015   $3,017,115     $(44,305)    $(13,795,600)  $ 14,944,020
                 ==========   ======   =========   ======   ===========   ==========     ========     ============    ===========

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                                     MARCH 11, 1994
                                                       YEAR ENDED DECEMBER 31,     (DATE OF INCEPTION)
                                                      --------------------------    THROUGH DECEMBER
                                                          1995          1994            31, 1996
                                                      ------------   -----------   -------------------
OPERATING ACTIVITIES
Net loss............................................  $(10,689,940)  $(2,269,981)       $(835,679)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.....................       524,124       106,628           17,994
  Common stock issued for services..................        20,000        22,856           13,334
  Changes in operating assets and liabilities:
     Accounts receivable............................       (88,278)           --               --
     Prepaid expenses and other.....................       (72,887)        1,047          (12,000)
     Information technology charge..................            --      (100,000)         (50,000)
     Deposits and other.............................       (58,809)       (4,000)              --
     Accounts payable...............................     1,134,542       411,638          102,255
     Accrued compensation and related liabilities...       364,569       (21,917)          30,087
     Deferred revenue...............................        64,683            --               --
     Accrued interest...............................        96,000        84,010           16,330
     Amount due to stockholder......................       712,500            --               --
     Other accrued liabilities......................       576,077            --               --
                                                      ------------   -----------        ---------
Net cash flows used in operating activities.........    (7,417,419)   (1,769,719)        (717,679)
INVESTING ACTIVITIES
Additions to furniture and equipment................    (2,104,301)     (151,148)        (225,858)
Purchase of short-term investment...................      (200,000)           --               --
Organization and other costs........................       (74,998)      (30,128)         (35,710)
                                                      ------------   -----------        ---------
Net cash flows used in investing activities.........    (2,379,299)     (181,276)        (261,568)
FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock,
  net of issuance costs.............................            --     1,141,589               --
Proceeds from issuance of Series B preferred stock,
  net of issuance costs.............................     1,365,775     2,399,610               --
Proceeds from issuance of Series C preferred stock,
  net of issuance costs.............................     1,928,189            --               --
Proceeds from issuance of Series D preferred stock,
  net of issuance costs.............................     2,990,837            --               --
Proceeds from issuance of common stock, net of
  issuance costs....................................    15,531,122            --          280,694
Proceeds from issuance of warrants..................     3,017,115            --               --
Proceeds from borrowings from stockholders and
  bank..............................................       486,111       486,600          713,400
Repayment of loan from bank.........................      (486,111)           --               --
                                                      ------------   -----------        ---------
Net cash flows provided by financing activities.....    24,833,038     4,027,799          994,094
Net increase in cash and cash equivalents...........    15,036,320     2,076,804           14,847
Cash and cash equivalents at the beginning of
  period............................................     2,091,651        14,847               --
                                                      ------------   -----------        ---------
Cash and cash equivalents at the end of period......  $ 17,127,971   $ 2,091,651        $  14,847
                                                      ============   ===========        =========

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business Activity

     The Company, formed on March 11, 1994, has developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture utilizes E-mail which has the widest reach and broadest use of any Internet application. The First Virtual Internet Payment System ("FVIPS"), a secure and easy-to-use payment system launched in October 1994, is the Company's first application of the VirtualPIN architecture.

     On August 11, 1995, the Company declared a twenty five-for-one stock split of the Company's common stock and Series A convertible preferred stock. All applicable share and stock option information have been restated to reflect the split.

     On July 3, 1996, the Company was reincorporated in Delaware. In connection with the reincorporation, the Company is authorized to issue 40,000,000 shares of common stock and 3,401,447 shares of preferred stock. In addition, on August 26, 1996 in connection with the sale of Series D preferred stock, the Company's certificate of incorporation was amended to authorize the issuance of 3,601,447 shares of preferred stock. All of the accompanying financial statements have been restated to reflect the reincorporation.

     On December 13, 1996, the Company completed an initial public offering (the "Offering") of 2,000,000 shares of its common stock. The offering price of all shares sold in the Offering was $9.00 per share, resulting in gross proceeds of $18.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $15.0 million. Upon completion of the offering, all of the then outstanding preferred stock was converted to common stock and the Company amended its Articles of Incorporation and is authorized to issue 40,000,000 shares of common stock and 5,000,000 shares of preferred stock.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

  Short-Term Investment, Available-for-Sale

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," the Company's short-term investment is classified as available-for-sale. Available-for-sale securities consist of certificates of deposit with maturities greater than three months and are stated at cost, as the difference between cost and fair value is immaterial.

  Concentration of Credit Risk

     Because the Company acts as an intermediary and facilitator for credit card transactions, the Company is exposed to the credit risks associated with credit card payment systems. These credit risks include returned transactions, merchant fraud and transmission of erroneous information. Through December 31, 1996, the Company has not incurred significant losses for these credit risks.

  Furniture and Equipment

     Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

  Organization and Other Costs

     Organization and other costs are being amortized over five years. Accumulated amortization at December 31, 1996 and 1995 amounted to $31,264 and $11,495, respectively.

  Asset Impairment

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), effective January 1, 1996. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS 121.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

  Income Taxes

     On May 24, 1995, in conjunction with the issuance of Series A preferred stock (Note 6), the Company changed its status for federal and state income tax purposes from an S Corporation (whereby the Corporation's activities flowed through to the stockholders) to become a C Corporation (whereby the Company is subject to federal and state income taxes). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

  Revenue Recognition

     Revenues include registration and renewal fees from Buyers and Sellers, transaction processing fees, co-marketing fees and merchandise sales. In July 1996, the Company instituted annual renewal fees. The Company will begin collecting annual renewal fees in July 1997. In conjunction with the Company's decision to institute annual renewal fees, the Company's policy is to recognize Buyer and Seller registration and renewal fees over a 12-month period beginning in July 1996. Also beginning July 1996, the related direct costs of processing Buyer and Seller registrations and renewals are being deferred and amortized over a 12-month period. Prior to July 1, 1996, revenues from registration fees and related direct costs of processing registrations were recognized in the month the Seller's or the Buyer's registration fee was processed and the VirtualPIN was issued. Revenues from transaction processing fees are recognized on the date the transaction amount is charged to the Buyer's credit card. Revenues from co-marketing fees are recognized in the month the Buyer accepts the promotional offer of one of the Company's co-marketing partners and merchandise revenue is recognized in the month the sale takes place.

     As part of processing certain transactions, the Company earns interest from the time money is collected from Buyers until the time payment is made to the applicable Sellers.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

  Research and Development

     Research and development costs are expensed in the period incurred.

  Software Developments Costs

     Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date because the impact on the financial statements would not be material.

  Net Loss Per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, convertible preferred stock, convertible preferred stock warrants, common stock, and options to purchase common stock issued at prices below the initial public offering price during the twelve months immediately preceding the contemplated initial filing of the registration statement relating to the initial public offering ("IPO"), have been included in the computation of net loss per share as if they were outstanding through the date of the Company's IPO for all periods presented (using the treasury method assuming repurchase of common stock at the IPO price). Other shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive. Subsequent to the IPO, options and warrants under the treasury stock method are only included to the extent they are dilutive.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.  FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ----------     --------
        Furniture, equipment and software....................  $2,481,307     $377,006
        Less accumulated depreciation........................    (516,672)     (72,686)
                                                               ----------     --------
                                                               $1,964,635     $304,320
                                                               ==========     ========

3.  RELATED PARTY TRANSACTIONS

     In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained a unsecured line of credit commitment from the stockholder for borrowings up to $800,000. The Company also has an unsecured line of credit from a stockholder which allows for maximum borrowings of $400,000. The borrowings plus interest at 8% are due upon the earlier of (i) January 31, 1998 and (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At December 31, 1996, $1,200,000 has been drawn against these lines of credit.

     The stockholders who have provided these lines of credit have agreed to subordinate the debt to future institutional financing. Pursuant to these agreements, no dividends will be paid by the Company until the borrowings are paid in full and the lines of credit have been terminated.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

     On August 20, 1996, the Company entered into an agreement with the Series B stockholder for the waiver of a previous agreement to use the Series B stockholder as an exclusive services provider. In return for the waiver, the Company agreed to pay the Series B stockholder facility fees totaling $500,000 and transaction surcharges of no less than $500,000 during the 40-month period beginning September 1, 1996, dependent upon the number of transactions processed through service providers other than the Series B stockholder. The Company charged the $1,000,000 associated with this agreement to operations during 1996.

     The Company's credit card transaction acquisition services are provided by First USA Paymentech, a stockholder. Fees for these services amounted to $123,622 and $28,198 for the years ended December 31, 1996 and 1995, respectively.

     Certain marketing and technology consulting services were provided by a company whose president is a director of the Company. No services were provided during the year ended December 31, 1996. These services amounted to $132,521 and $20,235 the year ended December 31, 1995 and for the period March 11, 1994 (date of inception) through December 31, 1994, respectively.

4.  NOTE PAYABLE

     On February 27, 1996, the Company entered into an agreement to borrow up to $500,000 at the prime rate plus 2% from a financial institution. The loan was repaid in full in April 1996.

5.  COMMITMENTS

  Leases

     The Company leases its office facilities in San Diego, California and in Ann Arbor, Michigan, under operating leases which expire in 1999. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $210,000 and $38,400 for the years ended December 31, 1996 and 1995, respectively.

     Future minimum operating lease payments as of December 31, 1996 are as follows:

        1997.............................................................  $  405,000
        1998.............................................................     382,000
        1999.............................................................     278,000
                                                                           ----------
                                                                           $1,065,000
                                                                           ==========

  Information Service Agreement

     In October 1994, the Company entered into a technology service agreement with another company to receive information technology services from the other company beginning in 1994. Minimum monthly payments of $5,000 for services commenced upon full system implementation. The Company paid an implementation charge of $150,000 which is being amortized over three years. Accumulated amortization at December 31, 1996 and 1995 amounted to $90,774 and $36,667, respectively. In June 1996, this agreement was amended, reducing the information technology services to be received, and as a result, effective July 1, 1996, minimum monthly charges no longer apply.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

6.  STOCKHOLDERS' EQUITY

  Preferred Stock

     In May 1995, the Company sold 551,500 shares of Series A preferred stock at $1.76 per share. An additional 142,044 shares were issued at $1.76 per share to retire certain notes payable in December 1995. In December 1995, the Company sold 783,945 shares of Series B preferred stock at $3.189 per share.

     In August 1996, the Company entered into a consulting agreement with this Series A stockholder to provide the Company with supplementary staffing for a period of approximately six months for fees of approximately $900,000. At December 31, 1996, approximately $102,000 is owed under this agreement and is included in accounts payable.

     On July 3, 1996, the Company sold 130,952 shares of Series C preferred stock at $15.00 per share and 107,144 shares of common stock at $5.00 per share for total proceeds of approximately $2,500,000.

     In connection with the sale of the Series C preferred stock, the Company issued a warrant to purchase 33,333 shares of the Company's common stock at an exercise price of $15 per share. The warrant expires on July 3, 1997.

     On August 26, 1996, the Company sold 200,000 shares of Series D preferred stock at $15.00 per share for total proceeds of approximately $3,000,000.

     In connection with the sale of Series D preferred stock, the Company issued a warrant to purchase shares of the Company's common stock. The number of shares and exercise price are contingent upon the Series D stockholder achieving certain performance criteria with respect to the issuance of VirtualPINs to its customer base as outlined in the following schedule:

                                                              INCREMENTAL     EXERCISE PRICE
            DEADLINE FOR ACHIEVING PERFORMANCE CRITERIA         SHARES          PER SHARE
        ----------------------------------------------------  -----------     --------------
        May 31, 1997........................................    375,000           $ 5.00
        August 31, 1997.....................................    375,000             3.33
        October 31, 1997....................................    375,000             2.50
        December 30, 1997...................................    375,000             2.23

     This performance warrant expires on December 30, 1997. The fair value of this warrant has been valued at $1.60 per share, as determined in part by an independent valuation. As set forth in SFAS 123, the Company will report this warrant as an expense as the VirtualPIN distribution performance criteria are met.

     Total issuance costs for all preferred stock amounted to $351,645 and $179,438 at December 31, 1996 and December 31, 1995, respectively.

     On December 13, 1996, all outstanding preferred stock was converted into common stock concurrent with the closing of the Company's underwritten initial public offering. As a result of certain anti-dilution adjustments, the 2,273,441 shares of preferred stock outstanding prior to the offering were converted to 2,333,317 shares of common stock.

  Warrants

     In connection with the sale of Series B preferred stock in December 1995 to a financial institution, the Company issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised one of these warrants by purchasing 465,000 shares of Series B preferred stock at $3.189 per share. In addition, the Series B preferred stockholder paid the Company $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B preferred stock at $0.01 per share. These warrants are currently exercisable and will expire on March 4, 2001.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

The Company received total proceeds of approximately $4.5 million in connection with this transaction. Furthermore, all of the unexercised warrants originally issued on December 22, 1995 have been canceled.

  Stock Option Plan

     The Company's 1994 Incentive and Non-Statutory Stock Option Plan (1994
Plan), under which options to purchase 468,750 shares of common stock were granted, was replaced with the 1995 Stock Plan (1995 Plan). Under the 1995 Plan, the Company is authorized to issue up to 3,000,000 common shares to officers, employees, directors and certain other individuals providing services to the Company. Options granted under the 1995 Plan generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices which approximate the fair value of the shares at the date of grant as determined by the board of directors. The following table summarizes stock option activity:

                                                                             WEIGHTED AVERAGE
                                                                SHARES        EXERCISE PRICE
                                                               ---------     ----------------
    Options granted during period ended December 31, 1994....    288,875          $ 0.04
                                                               ---------
    Balance at December 31, 1994.............................    288,875            0.04
      Options granted........................................    179,875            0.07
                                                               ---------
    Balance at December 31, 1995.............................    468,750            0.05
      Options granted........................................  1,327,645            6.43
      Options exercised......................................    (19,975)           0.13
      Options canceled.......................................    (33,250)           4.94
                                                               ---------
    Balance at December 31, 1996.............................  1,743,170          $ 4.82
                                                               =========

     As of December 31, 1996, options to purchase 672,794 shares are exercisable and 1,705,605 shares are available for future grant under the 1995 Plan.

     The weighted average fair value of the options granted during 1996 and 1995 were $2.83 and $0.13, respectively.

     Exercise prices and weighted average remaining contractual life for the options outstanding under the 1994 Plan and 1995 Plan as of December 31, 1996 as follows:

                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
---------------------------------------------------     -------------------------------------------------
                                   WEIGHTED AVERAGE        WEIGHTED                           WEIGHTED
   RANGE OF          NUMBER           REMAINING            AVERAGE           NUMBER           AVERAGE
EXERCISE PRICE     OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
--------------     -----------     ----------------     --------------     -----------     --------------
$ 0.04 -  0.32        632,858            8.04               $ 0.13           523,420           $ 0.09
$ 1.00 -  5.00        331,000            9.17               $ 1.31            99,958           $ 1.00
$ 9.00 - 10.50        779,312            9.65               $10.11            49,416           $10.04
                    ---------                                                -------
                    1,743,170                                                672,794
                    =========                                                =======

     Pursuant to the terms of the December 22, 1995 Series B Preferred Stock Purchase Agreement, on April 11, 1996, the Company's board of directors granted options to purchase 475,000 shares of common stock at $6.30 per share to an officer and director of the Company. The options vest immediately and expire on April 11, 2006. Two directors of the Company were granted options to purchase 225,000 and 100,000 shares under the same terms. In addition, the board of directors granted options to purchase 200,000 shares of common stock at $6.30 per share to two key employees of the Company. The options to these two key employees vest on June 30, 1998 provided that each remains an employee of the Company at that date and expire in ten years. These options to purchase 1,000,000 shares were not granted under the 1995 Plan. No

                      FIRST VIRTUAL HOLDINGS INCORPORATED
deferred compensation was deemed appropriate for the April 1996 option grants. The fair value of the common stock was determined by an independent valuation.

  Employee Stock Purchase Plan

     In 1996, the Company adopted an Employee Stock Purchase Plan(the "ESPP"), whereby employees, at their option, can purchase shares of Company common stock through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month period. The ESPP expires at the earlier of December 31, 2006 or the date on which all shares available for issuance have been sold. The Company has reserved 100,000 shares of Common Stock for issuance under the ESPP. No shares had been issued as of December 31, 1996.

  Common Stock Reserved for Future Issuance

     As of December 31, 1996, the Company has reserved shares of common stock for future issuance as follows:

        Stock options.....................................................  3,448,775
        Warrants..........................................................  2,861,339
        Employee stock purchase plan......................................    100,000
                                                                            ---------
                                                                            6,410,114
                                                                            =========

     Through December 31, 1996, the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined in part by an independent valuation, for options granted during 1996. Such options were granted at $0.32 per share with a deemed fair value of $0.40 per share and at $1.00 per share with a deemed fair value of $3.00 per share. This deferred compensation expense aggregates to $50,567, which will be amortized over the vesting period of the related options, generally four years.

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using the "minimum value" method for option pricing through the initial filing of the registration statement relating to the IPO, with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the option of seven years. The fair value for all subsequent options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 6.18%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of 0.75. The volatility factor was based upon the Company's competitive situation, marketing dynamics and competitive technology inherent in the Internet.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income (loss) in the future years because they do not

                      FIRST VIRTUAL HOLDINGS INCORPORATED
take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------     -----------
        Pro forma net loss...............................  $(11,186,398)    $(2,276,119)
        Pro forma loss per share.........................  $      (1.31)    $     (0.30)

7.  INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1996 and December 31, 1995 are shown below. A valuation allowance for the entire deferred tax asset has been recognized as realization of such assets is uncertain.

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             -----------     ---------
        Deferred tax assets:
          Net operating losses carryforwards...............  $ 4,519,000     $ 530,000
          Other............................................      544,000        48,000
                                                             ------------    ----------
                                                               5,063,000       578,000
        Valuation allowance for deferred tax assets........   (5,063,000)     (578,000)
                                                             ------------    ----------
        Net deferred tax assets............................  $        --     $      --
                                                             ============    ==========

     At December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $11,300,000. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $185,000 and $78,000, respectively, which will begin expiring in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

                               INDEX TO EXHIBITS

 NUMBER                                       EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
 3.1*       Amended and Restated Certificate of Incorporation of the Company.
 3.3*       Bylaws of the Company.
10.1*       Form of Indemnification Agreement entered into between Company and its officers and directors.
10.2*       The Company's 1994 Incentive and Non-Statutory Stock Option Plan.
10.3*       The Company's 1995 Stock Plan.
10.4*       The Company's Employee Stock Purchase Plan.
10.5*       Lee H. Stein Employment Agreement.
10.6*       Nathaniel S. Borenstein Employment Agreement.
10.7*       Marshall T. Rose Employment Agreement.
10.8*       John M. Stachowiak Employment Agreement.
10.9*       Michael D. Schauer Employment Agreement.
10.10*      Series A Preferred Stock Purchase Agreement dated as of May 22, 1995 between the
            Company and the purchasers named therein.
10.11*      Series B Preferred Stock Purchase Agreement dated as of December 22, 1995 between the Company and First USA Merchant Services, Inc.
10.12*      Securities Purchase Agreement between the Company and General Electric Capital
            Corporation dated July 3, 1996.
10.13*      Warrant to Purchase 47,619 shares of Common Stock, issued to General Electric
            Capital Corporation as of July 3, 1996.
10.14*      Series D Preferred Stock Purchase Agreement between the Company and First Data
            Corporation, dated August 26, 1996.
10.15*      Amended and Restated Shareholder Rights Agreement dated August 26, 1996 between the Company and First Data Corporation.
10.16*      Warrant to Purchase up to 1,500,000 shares of Common Stock, issued to First Data
            Corporation as of August 26, 1996.
10.17*      Marketing and Product Development Agreement dated as of August 26, 1996 between the Company and First Data Corporation.
10.18*      Warrant to purchase 852,272 shares of Series A Preferred Stock, issued to First
            USA Paymentech.
10.19*      Warrant to purchase 475,734 shares of Series B Preferred Stock, issued to First
            USA Paymentech.
10.20*      Lease Agreement dated as of February 1, 1996 by and between Company and Carmel
            Valley Partners I (now Spieker Properties, L.P.), as amended.
10.21*      Sublease Agreement dated as of June 15, 1996 by and between Company and
            Intergrated Medical Systems.
10.22*      Lease Agreement dated as of April 18, 1996 by and between Company and KMD
            Foundation.
10.23*      Facilities Agreement dated as of August 14, 1996 between the Company and First USA
            Paymentech.
10.24*      Waiver and Amendment dates as of August 20, 1996 between the Company and First USA
            Paymentech.
10.25*      Merchant Credit Card Agreement dated as of September 12, 1994, between the Company and First USA Paymentech, as amended.
10.27*      Agreement for Information Technology Services dated as of October 12, 1994 between the Company and Electronic Data Systems Corporation, as amended.
10.28*      Consulting and Development Agreement dated as of August 16, 1996 between the
            Company and Sybase, Inc.
10.29       Master Lease Agreement dated as of October 24, 1996 between the Company and
            ComDisco, Inc.
10.30       Software License Agreement dated March 20, 1997 between the Company and Sybase,
            Inc.
11.1        Statement re: Computation of Per Share Earnings.

27.1        Financial Data Schedule.

---------------
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-14573).

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

(c) EXHIBITS

     See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above