Form 10-Q
period 1997-03-31
FIRST VIRTUAL HOLDING INC
filed 1997-05-15
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ________________________________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                       FIRST VIRTUAL HOLDINGS INCORPORATED
             (Exact Name of Registrant as specified in its charter)


            Delaware                                    33-0612860
_______________________________          _______________________________________
(State or jurisdiction of                (I.R.S. Employer Identification Number)
 incorporation or organization)

                            11975 EL CAMINO REAL #200
                               SAN DIEGO, CA 92130
          (Address, including zip code, of principal executive offices)

                                 (619) 793-2700
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address & former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports to be filed by sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___ No___

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 8,796,062 shares as of March 31, 1997.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Balance sheets as of  March 31, 1997 (unaudited) and December 31, 1996            3

            Statements of Operations (unaudited) for the three months ended
            March 31, 1997 and 1996                                                           4

            Statements of Cash Flows (unaudited) for the three months ended
            March 31, 1997 and 1996                                                           5

            Notes to the Financial Statements                                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                             8

            Factors Affecting Operating Results & Market Price of Stock                      12


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                                                26

Item 2.     Changes in Securities                                                            26

Item 3.     Defaults upon Senior Securities                                                  26

Item 4.     Submission of Matters to a Vote of Security Holders                              26

Item 5.     Other Information                                                                26

Item 6.     Exhibits and Reports on Form 8-K                                                 26


SIGNATURES                                                                                   27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS

                                                                    March 31,          December 31,
                                                                      1997                 1996
                                                                      ----                 ----
ASSETS                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                       $ 13,082,542        $ 17,127,971
  Short-term investment, available-for-sale                               --               200,000
  Accounts receivable                                                  200,226              88,278
  Prepaid expenses and other                                            86,501              83,840
                                                                  ------------        ------------
Total current assets                                                13,369,269          17,500,089

Furniture, equipment and software, net                               2,021,487           1,964,635
Information technology, net                                             48,339              59,226
Organization and other costs, net                                       98,755             105,798
Deposits and other                                                     161,051              62,809
                                                                  ------------        ------------
Total assets                                                      $ 15,698,901        $ 19,692,557
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    951,798        $  1,626,198
  Accrued compensation and related liabilities                         182,653             372,739
  Accrued interest                                                     220,340             196,340
  Deferred revenue                                                     776,505              64,683
  Current portion, amount due to stockholder                           400,000             400,000
  Other accrued liabilities                                            220,878             576,077
                                                                  ------------        ------------
Total current liabilities                                            2,752,174           3,236,037

Amount due to stockholder                                              275,000             312,500
Notes payable to stockholders                                        1,200,000           1,200,000
                                                                  ------------        ------------
Total long term liabilities                                          1,475,000           1,512,500
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, none
    outstanding at December 31, 1996                                      --                  --
  Common stock, $0.001 par value; 40,000,000 shares authorized:
    8,796,062 and 8,794,812 shares issued and outstanding at
    March 31, 1997 and December 31, 1996, respectively                   8,796               8,795
  Additional paid-in-capital                                        25,758,044          25,758,015
  Warrants                                                           3,017,115           3,017,115
  Deferred compensation                                                (43,062)            (44,305)
  Accumulated deficit                                              (17,269,166)        (13,795,600)
                                                                  ------------        ------------
Total stockholders' equity                                          11,471,727          14,944,020
                                                                  ------------        ------------
Total liabilities and stockholders' equity                        $ 15,698,901        $ 19,692,557
                                                                  ============        ============


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                     1997               1996
                                                     ----               ----
Revenues                                         $   392,917        $   244,466

Cost of revenues                                     111,514             92,510
                                                 -----------        -----------
Gross margin                                         281,403            151,956

Operating expenses:
     Marketing and sales                           1,049,337            156,476
     Research, development and engineering         1,452,006            332,531
     General and administrative                    1,163,581            484,356
     Depreciation and amortization                   257,999             54,554
                                                 -----------        -----------

Total operating expenses                           3,922,923          1,027,917
                                                 -----------        -----------
Loss from operations                              (3,641,520)          (875,961)
Interest income                                      192,891             29,592
Interest expense                                     (24,944)           (28,556)
                                                 -----------        -----------
Net loss                                         $(3,473,573)       $  (874,925)
                                                 ===========        ===========


Net loss per share                               $     (0.39)       $     (0.11)
                                                 ===========        ===========

Shares used in per share
  computation                                      8,795,323          8,257,260

See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                       1997                 1996
                                                       ----                 ----
OPERATING ACTIVITIES
Net loss                                           $ (3,473,573)       $   (874,925)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         257,999              54,554
  Changes in operating assets and
    liabilities:
    Accounts receivable                                (111,948)            (71,462)
    Prepaid expenses and other                           (2,661)            (34,847)
    Deposits and other                                  (98,242)             (4,200)
    Accounts payable                                   (674,400)            281,519
    Accrued compensation and related
      liabilities                                      (190,086)             21,467
    Deferred revenue                                    711,822                --
    Accrued interest                                     24,000              24,000
    Amount paid to stockholder                          (37,500)               --
    Other accrued liabilities                          (355,199)               --
                                                   ------------        ------------
Net cash used in operating activities                (3,949,788)           (603,894)

INVESTING ACTIVITIES
Additions to furniture and equipment                   (295,671)           (486,736)
Maturity (purchase) of short-term investment            200,000            (200,000)
Organization and other costs                               --                (1,467)
                                                   ------------        ------------
Net cash used in investing activities                   (95,671)           (688,203)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                       30               9,600
Proceeds from bank borrowings                              --               486,111
                                                   ------------        ------------
Net cash provided by financing activities                    30             495,711

Net decrease in cash and cash equivalents            (4,045,429)           (796,386)

Cash and cash equivalents at the beginning
  of period                                          17,127,971           2,091,651
                                                   ------------        ------------
Cash and cash equivalents at the end
  of period                                        $ 13,082,542        $  1,295,265
                                                   ============        ============

See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1997 and the results of operations and the changes in cash flows for the three month periods ended March 31, 1997 and 1996 have been included. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1997.

Reclassification of Expenses

On January 1, 1997, the Company reclassified certain expenses relating to its operations from general and administrative expenses to research, development and engineering expenses or cost of revenues . The net result of this reclassification had no effect on the net loss of the Company. For the quarter ended March 31, 1996, $227,000 and $92,510 were reclassified to research, development and engineering expenses and cost of revenues , respectively, which had previously been included in general and administrative expenses.

2.  INCOME TAXES

On May 24, 1995, in conjunction with the issuance of Series A preferred stock, the Company changed its status for federal and state income tax purposes from an S Corporation (whereby the Corporation's activities flowed through to the stockholders) to become a C Corporation (whereby the Company is subject to federal and state income taxes). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11,300,000. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also had federal and state research credit carryforwards of approximately $185,000 and $78,000, respectively, which will begin expiring in 2010, unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

3.  NET LOSS PER SHARE

The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the SEC Staff Accounting Bulletin No. 83, convertible preferred stock, convertible preferred stock warrants, common stock, and options to purchase common stock issued at prices below the price to the public of common stock sold in the Company's initial public offering ("IPO") during the twelve months immediately preceding the IPO, have been included in the computation of net loss per share as if they were outstanding through the date of the Company's IPO for all periods presented (using the treasury method assuming repurchase of common stock at the IPO price). Other shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive. Subsequent to the IPO, options and warrants under the treasury stock method are only included to the extent that their inclusion would be dilutive. Accordingly the number of shares used in computing net loss per share for the quarter ended March 31, 1997 excludes: (i) the warrants held by First USA Merchant Services to purchase 1,328,006 shares of common stock at an exercise price of $0.01 per share, (ii ) the warrant held by General Electric Capital Corporation to purchase 33,333 shares of common stock at an exercise price of $15.00 per share, (iii) the 3,447,525 shares of common stock reserved for issuance under the Company's stock option plan, of which 1,789,337 shares were subject to outstanding options at March 31, 1997 at a weighted average exercise price of $4.93 per share, (iv) an aggregate of 1,000,000 shares of common stock subject to additional outstanding options at March 31, 1997 at an exercise price of $6.30 per share and (v) an aggregate of 100,000 shares of common stock reserved for issuance under the Company's Employee Stock Purchase Plan, none of which were outstanding as of March 31, 1997. The First USA Merchant Services warrant and certain of the other outstanding options were included in the pro forma net loss per share in 1996 pursuant to certain requirements of the SEC.

4.  COMMITMENTS

The Company entered into a three year operating lease (the "Lease") to finance $468,353 of equipment needed for the establishment of a second data processing center in San Diego, California. The Lease calls for three monthly payments of approximately $6,720 and 33 monthly payments of approximately $8,325. The Lease commenced February 1, 1997 and bears an interest rate based on the current three year U.S. Treasury yield, which, on March 31, 1997 was 6.52% per annum. In addition, the Lease required up-front fees by the Company of $154,473 in February 1997 and $32,868 in April 1997 which are being amortized over the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12. Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

First Virtual Holdings Incorporated ("First Virtual" or "the Company") has developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture uses E-mail which has the widest reach and broadest use of any Internet application. The First Virtual Internet Payment System ("FVIPS"), a secure and easy-to-use payment system introduced in October 1994, is the Company's first application of the VirtualPIN architecture. As of March 31, 1997, the Company has processed approximately 350,000 FVIPS transactions and has registered more than 3,300 merchants ("Sellers") and 215,000 consumers ("Buyers") in 166 countries. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet within banners or "roving store fronts" which are designed to allow Buyers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG may become one of the first solutions to take full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* In December 1996, the Company launched 1Virtual Place, an Internet retail environment which permits the testing of technologies and concepts along with the sale of products. The Company believes that the VirtualPIN architecture can also serve as the basis for additional Internet applications including direct marketing, interactive advertising, merchandising, subscriptions and renewals, bill presentment and payment, client response surveys and Internet communications.*

The Company has incurred net operating losses in each quarter since inception. As of March 31, 1997, the Company had an accumulated deficit of approximately $17.3 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as a result of the anticipated significant investments that the Company plans to make in its systems, sales, marketing, research and development, customer support and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future.


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

RESULTS OF OPERATIONS

Revenues

The Company currently generates revenues from FVIPS, merchandising and sale of products, production of VirtualTAGs and consulting, as detailed in the table below:

                                        THREE MONTHS ENDING MARCH 31,
                                            1997           1996
                                            ----           ----
Revenues:
Internet payment system                   $135,797       $244,466
Merchandising                               29,620           --
Interactive advertising development        105,000           --
Consulting                                 122,500           --
                                          --------       --------
Total revenues                            $392,917       $244,466


Among other reasons, such as market demand the decline, in FVIPS revenue, as reported, is primarily due to an accounting change beginning in July 1996, when the Company began to recognize Buyer and Seller registration and renewal fees over a 12 month period. Prior to July 1, 1996, revenues from registration fees were recognized in the month the Seller's or the Buyer's registration fee was processed and the VirtualPIN was issued. The impact of this change resulted in net deferred revenue of approximately $776,000 as of March 31, 1997.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. The Company anticipates that operating expenses will increase in connection with increasing levels of research, development and engineering for new and enhanced products and services, growth in its marketing and sales organization, and expansion of the Company's support organization to accommodate the anticipated increase in the number of Buyers and Sellers.*

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $1.0 million for the quarter ended March 31, 1997, as compared to $156,000 for the quarter ended March 31, 1996. This increase is attributable primarily to the addition of 35 employees resulting in an increase in salaries, wages and payroll taxes of approximately $595,000, an increase in recruiting and relocation costs of $35,000, a travel expense increase of approximately $50,000, a consulting expense increase of $80,000, and a general increase in spending of approximately $85,000 to support the Company's expanding marketing and sales activities. The Company expects that marketing and sales expenses will increase significantly in the future as the Company implements its marketing plan to rapidly deploy VirtualPINs.*


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

Research, development and engineering expenses. Research, development and engineering expenses consist primarily of salaries and wages and consulting fees to support the development and enhancement of the Company's products and services. Research, development and engineering expenses increased to $1.5 million for the quarter ended March 31, 1997 as compared to $333,000 for the quarter ended March 31, 1996. This increase is primarily due to the addition of 21 employees resulting in an increase in salaries, wages and payroll taxes of approximately $515,000 and the Company's expensing approximately $410,000 in software development costs paid to consultants for the quarter ended March 31, 1997 as compared to approximately $23,000 for the quarter ended March 31, 1996. To date, all of the Company's software development costs have been expensed as incurred. In addition, the Company had an increase in travel expenses of approximately $32,000. The remainder of the increase was due to increased spending of approximately $200,000 to support the expansion of the Company's research, development and engineering activity, which includes the establishment of a second data processing center in San Diego, California. The Company anticipates that research, development and engineering expenses will increase in future years as the Company leverages the VirtualPIN architecture to offer new products and services and increases the functionality of FVIPS.*

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to $1.2 million for the quarter ended March 31, 1997 as compared to $484,000 for the quarter ended March 31, 1996. This increase is primarily due to the addition of 17 employees resulting in an increase in salaries, wages and payroll taxes of approximately $520,000 and an increase in related employee benefits and travel expenses of approximately $190,000.

The Company expects to experience significant fluctuations in its future quarterly operating results.* These fluctuations will be due to several factors, some of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and the VirtualPIN concept and FVIPS in particular; fluctuating market demand for the Company's products and services, including the rate of Seller and Buyer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Buyer and Seller registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS upgrades and assess its marketing strategy and competitive position.*


--------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash raised in its initial public offering (the "IPO") of Common Stock. On December 13, 1996, the Company received net proceeds of approximately $15.0 million from its IPO. Prior to the IPO, the Company funded its operations and satisfied its capital expenditure requirements primarily through private sales of capital stock and borrowings under certain subordinated lines of credit provided by two stockholders. The Company, prior to the IPO, had raised $13.7 million from the sale and issuance of its Preferred Stock, Common Stock and warrants, and $1.2 million of principal under the stockholder lines of credit. The borrowings from such stockholders accrue interest at 8% per annum and are due and payable upon the earlier to occur of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of shares of the Company's Common Stock.

Operating activities used cash of $3.9 million during the quarter ended March 31, 1997. Net cash used during this period was primarily to fund net operating expenses of $3.2 million (excluding depreciation and amortization), reduce accounts payable and other accrued liabilities of $1.2 million and increase deposits and accounts receivable of $212,000, offset by an increase in deferred revenue of $712,000.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $296,000 and $487,000 for the quarters ended March 31, 1997 and 1996, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method. The Company is using a portion of the net proceeds from the IPO for such expenditures. In addition, the Company has entered into an operating lease to finance $468,000 of equipment needed for the establishment of a second data processing center in San Diego, California. The lease commenced February 1, 1997 and bears an interest rate based on the current three year U.S. Treasury yield, which, on March 31, 1997 was 6.52% per annum. In addition, the Lease required up-front fees by the Company of $154,473 in February 1997 and $32,868 in April 1997 which are being amortized over the term of the lease.

At March 31, 1997, the Company had $13.1 million in cash and cash equivalents. The Company believes that existing cash resources may be sufficient to support the Company's currently anticipated working capital and capital expenditure requirements through 1997.* However, if the Company pursues certain strategic opportunities that require cash investments or if certain of its expectations are not met, the Company may require additional equity capital before the end of 1997. In addition, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources. Furthermore, there can be no assurance that the Company will not be required to seek additional capital at an earlier date. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary or new businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of March 31, 1997, the Company had an accumulated deficit of approximately $17.3 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research and development, customer care and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability.

The Company commenced operations in March 1994, launched FVIPS in October 1994 and began recognizing revenues in the fourth quarter of 1994. The Company was a development stage company through December 1995. Accordingly, the Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. To address these risks, the Company must, among other things, successfully respond to competitive developments, develop and market additional Internet commerce services, upgrade its technologies and commercialize products and services incorporating such technologies, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the limited operating history of the Company makes the prediction of future results of operations very difficult. Accordingly, the Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance.

ANTICIPATED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As a result of the early stage of development of Internet commerce and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience or any known industry experience. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. In addition, the Company's operating expenses have increased substantially in recent periods, and the Company currently anticipates that its operating expenses will continue to increase substantially for the foreseeable future as the Company continues to develop and market its initial products and services, increases its marketing and sales activities, creates and expands the distribution channels for its services, and broadens its customer support capabilities. There can be no assurance that revenues associated with use of the VirtualPIN and FVIPS will be increased significantly as required for the Company to attain profitability, or at all. Any material shortfall of demand for the Company's products and services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of Seller and Buyer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Buyer and Seller registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS and assess its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.*

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card companies and other financial institutions to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with several entities in an effort to enhance the Company's ability to penetrate the market for Internet payment services, such relationships have only been entered into recently, are nonexclusive and have not resulted in any comprehensive marketing effort or a measurable increase in the Company's Seller and Buyer base to date. In particular, the Company has granted certain equity incentives to First Data Corporation ("FDC") in order to induce FDC to cause its affiliated banks to distribute up to 2,500,000 VirtualPINs to their customers by September 15, 1997. The Company does not anticipate that FDC will be able to cause all such VirtualPins to be distributed by the target date. No assurance can be given that the Company will be able to maintain its current strategic relationships or cultivate additional partnering relationships in the future or that any such relationship will prove to be effective in expanding the Company's Seller and Buyer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet payment mechanisms.

The operation of FVIPS is dependent on the continued availability and reliability of collateral telecommunications, information processing and financial clearance systems. In particular, the Company is substantially dependent on First USA Paymentech for merchant transaction acquisition services and on Northern Trust Company ("Northern Trust") for clearinghouse services. The Company also continues to depend on Electronic Data Systems, Inc. ("EDS") for financial services processing, although on a more limited basis than prior to the upgrade of FVIPS in July 1996. There can be no assurance that these companies will continue to provide collateral services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of service by a collateral services provider also would be likely to result in the disruption of the operation of FVIPS, with an attendant loss of revenues and potential loss of


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The reader is cautioned that other sections not so identified may also contain forward looking information.

customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNDEVELOPED AND RAPIDLY CHANGING MARKETS

The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. While the number of individuals and businesses using the Internet and the Web for commercial purposes has grown rapidly over recent years, the volume and prevalence of Internet commerce generally, and of retail sales of goods and services on the Internet in particular, has not grown as rapidly as certain observers had projected, and, there can be no assurance that Internet commerce will become widespread. Because increase usage of FVIPS is contingent on substantial and sustained growth in sales of consumer products and services on the Web, it is not assured that sufficient demand for the Company's products and services will develop to sustain the Company's business. Furthermore, if the Company successfully expands the applications of the VirtualPIN architecture for additional interactive Internet communications applications such as Internet advertising, merchandising or direct marketing, there can be no assurance that demand for such applications will develop or increase. In addition, it is not known whether individuals or businesses will use the Internet as a means of purchasing goods and services. To establish the Internet as a source of widespread and significant commercial activity, particularly by those individuals and businesses which historically have relied upon traditional means of commerce, will require the broad acceptance of new methods of conducting business and exchanging information. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Banks and financial institutions with established methods of handling payments may also be reluctant to accept new payment systems based on Internet commerce. The Company expects such historical patterns of business conduct to inhibit the growth of Internet commerce in general and market acceptance of the Company's services in particular.

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

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

 The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for effecting financial transactions over the Internet or any substantial commercial use of the Internet will develop. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to support user interest. In addition, it is uncertain whether the cost of Internet access will increase or decline. Failure of the Internet or the Web to stimulate consumer interest and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. The Internet and the Web have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic; however, the Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, there is no assurance that the number of vendors maintaining sites on the Web will increase. Accordingly, there can be no assurance that Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet were unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

Moreover, critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use without corresponding increases and improvements in the Internet infrastructure, there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure, or otherwise, would seriously limit the development of the Internet as a viable commercial marketplace and could materially and adversely affect the acceptance of the Company's products and services which would, in turn, materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON ACCEPTANCE OF FVIPS; RISK OF CHANGES IN CONSUMER PERCEPTIONS

Substantially all of the Company's revenues to date have been attributable to the receipt of registration fees from Buyers and Sellers, transaction processing fees, co-marketing fees and consulting fees associated with FVIPS. At March 31, 1997 revenues from FVIPS, merchandising, interactive advertising development and consulting fees accounted for approximately 35%, 7%, 27% and 31% of revenues, respectively. For the quarter ended December 31, 1996 such revenues were approximately 36%, 7%, 0% and 57%, respectively.

FVIPS fees are currently expected to account for a significant portion of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of FVIPS, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. A failure to significantly expand both the number of Sellers and Buyers using FVIPS and the number of transactions processed by FVIPS would also have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced products and services which are dependent upon the success of FVIPS. There can be no assurance that the Company will be successful in marketing FVIPS or any new or enhanced products or services.

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

The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., VeriFone, Inc., Open Market, Inc., and GC Tech and providers of electronic cash payment systems such as DigiCash, Inc. The Company expects that credit card processors and acquiring banks will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and as such the Company may be at a competitive disadvantage.

The Company may experience additional competition from computer software providers, Internet service providers and Internet directory companies and other information technology companyies who enter the market for Internet payment services. Companies such as America Online, Inc., CompuServe Incorporated, Microsoft, IBM, AT&T, Hewlett-Packard Company, Netscape Communications Corporation and Federal Express which possess large, existing customer bases or ready distribution channels, could develop, market or resell a number of payment alternatives including, but not limited to, encrypted credit card payment and digital cash payment systems. Such major information technology providers may also choose to enter the market for secure Internet payments by acquiring one of the Company's existing competitors or forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively. For instance, Hewlett-Packard Company, in April 1997, announced that they would acquire VeriFone and promote VeriFone's Internet technologies. Netscape has established relationships with VeriFone and CyberCash, and it announced in February 1997 that it would recommend use of VeriFone's and CyberCash's secure payment systems to Netscape commerce server users. Additionally, competitors such as Checkfree Corporation may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market.

Moreover, to date the predominant method of reducing the risks associated with transmission of credit card information over the Internet has been use of public key encryption software provided by RSA Data Security, Inc. ("RSA"), a subsidiary of Security Dynamics Technology, Inc. RSA's encryption technology (Secure Socket Layer) is incorporated in Web server and browser products offered by Netscape, Microsoft and other vendors, and thus has the largest installed base of any technology for payment security. In addition, credit card information relating to commercial transactions over the Internet is frequently directly transmitted in an unprotected form (i.e. "in the clear" transactions).

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

RISKS ASSOCIATED WITH FVIPS UPGRADES

In July 1996, the Company transitioned FVIPS from a system that relied solely on EDS for financial services processing of transactions to a system that is primarily managed by the Company. The Company now operates and maintains the computer which communicates with the established financial networks. The Company continues to use EDS as a back-up system to perform authorization and settlement processing of credit card transactions for First Virtual. Prior to this transition to a self-managed system, the Company relied entirely on EDS for all financial services processing of FVIPS transactions and for management of the Company's database, including the entry of new Seller and Buyer registrations, updating of customer information and the management of customer accounts. This upgrade was the first upgrade of FVIPS.

The Company implemented a relational database management system and installed the related hardware needed for the second upgrade of FVIPS. It became operational in May 1997. The Company does not know whether the upgrade will successfully scale as planned and the reliability of the upgrade in not yet proven. Any inability to properly effect and manage upgrades to the Company's customer database could result in a material adverse effect on the Company's business, financial condition and results of operations. The Company also plans upgrades to FVIPS from time to time in the future. Given the limited time the upgraded system has been in operation, there can be no assurance that complications resulting from the upgrade will not arise, that the new system will prove to be capable of functioning in a fully operating environment over an extended period of time or that operating flaws or disruptions will not emerge. For example, subsequent to the July 1996 upgrade, the Company discovered during a batch process with the Automated Clearing House ("ACH") network that a file created to ACH specifications did not clear the ACH processing routines. As a result, deposits destined for Seller bank accounts did not occur until the problem was resolved 34 hours after the problem was discovered. Any similar systems failure, if prolonged or compounded, could cause a significant interruption to the Company's products and services and could reduce the viability of FVIPS and, if sustained or repeated, could reduce the demand for the Company's products and services by current and potential Internet customers which would result in a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company has no prior experience with managing a large database of customer and transactional information. In order to properly manage its operational database, the Company will need to (i) improve its management information systems and controls and
(ii) attract and retain qualified personnel.

DEPENDENCE ON REPEATED CUSTOMER USE OF FVIPS

The Company's future success is substantially dependent on its ability to significantly expand its base of Sellers and Buyers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by Buyers. There can be no assurance that the Company's historic rate of VirtualPIN use per Buyer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. The ability of the Company to increase the average number of transactions per VirtualPIN is subject to substantial uncertainty. As of March 31, 1997, the Company has not yet experienced any significant increase in the rate of VirtualPIN registrations or in transactions per VirtualPIN. In the event the average number of transactions per VirtualPIN does not substantially increase in the future, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, the Company anticipates that it will modify Buyer registration and renewal fees from time to time in the future. There can be no assurance that any modification in the fee structure will not result in significant Buyer attrition or reduced future Buyer registrations. Any significant Buyer attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations.

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

RISK OF CAPACITY CONSTRAINTS

A key element of the Company's strategy is to generate a high volume of FVIPS usage. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of transactions through FVIPS could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. The Company intends to make substantial investments to increase its server capacity by adding new servers and upgrading its FVIPS management software, when necessary. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS OF SYSTEMS FAILURES; LACK OF INSURANCE AND SECURITY RISKS

The operation of FVIPS is dependent on the Company's ability to protect its computer equipment and the information stored in its data centers against loss or damage that may be caused by system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. The Company's data center and servers are currently located in San Diego, California and at a facility in Dallas, Texas. There can be no assurance that a system failure at either of these locations would not materially and adversely affect the Company's ability to provide its products and services.

The Company believes that the relational database it installed in May 1997 will allow for scalability, improved reporting and additional security, but to date, there is no evidence that these goals have been achieved.

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

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

The rapid development necessary for the Company to exploit the market opportunity for FVIPS requires an effective planning and management process. As of March 31, 1997, the Company had grown to 108 employees from 21 employees on December 31, 1995, and the Company expects this growth to continue. As of March 31, 1997, the Company had seven executive officers. Many of the Company's executive officers have joined the Company since April 1996, including the President of Financial Services; Vice President, Merchant Services; and Vice President, Finance and Administration and Chief Financial Officer, each of whom joined in September or October 1996. The Company's success depends to a significant extent on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the new executives will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty integrating a new management team from a variety of industry backgrounds. It is uncertain whether all members of the current management team can be successfully assimilated. Discussions are taking place to restructure the management team as of this filing. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain current management and to attract and retain qualified personnel in the future. The Company's failure to assimilate these new executives, or the failure of any of the executives to perform effectively, or the loss of any such executive, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. Senior officials from several regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency, have indicated that those agencies have refrained from promulgating regulations in order to encourage continued development of electronic commerce, but will monitor this area closely in the future. For example, the Electronic Fund Transfer Act and Regulation E, promulgated by the Federal Reserve Board, govern certain electronic funds transfers made by regulated financial institutions from a consumer's account, and govern providers of access devices and electronic funds transfer services. Although the Company believes that its current services are not subject to Regulation E, there is no assurance that the Federal Reserve Board will not require all or certain of the Company's services to comply with Regulation E, revise Regulation E or adopt new rules and regulations affecting electronic commercial transactions. Other government agencies in addition to the Federal Reserve Board, including the Federal Trade Commission and the Federal Communications Commission, may promulgate rules and regulations affecting the Company's activities or those of the users of its products and services. Any or all of these potential actions could result in increased operating costs for the Company or for the principal users of its services and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's operations have been reviewed by MasterCard and Visa which currently are the sole payment methods accepted by the Company. Visa has issued to First USA Paymentech several conditions which govern First USA Paymentech's processing of transactions for the Company over the Visa system. These conditions, among other things, establish a maximum dollar amount and aging of small-dollar transactions the Company can accumulate before they are submitted to the Visa system for processing, and establish procedures for handling chargebacks involving such bundled transactions. The Company does not believe that these conditions materially burden the Company's current operations. The conditions were initially issued pursuant to an oral communication and were due to expire on December 31, 1995. The conditions were renewed until the later of the adoption of industry-wide operating regulations addressing Internet transactions or December 31, 1997. If the Internet transaction operating regulations are not in place by December 31, 1997, the conditions provide that they can be extended, with Visa's concurrence. To date, MasterCard has not issued any conditions that are specific to the Company's operations. The Company plans to apply to accept Discover, JCB and American Express credit cards, although there can be no assurance that any of such applications will be accepted. While the Company hopes that it will be able to comply with Visa's future operating regulations and regulations issued by any other credit card association, there can be no assurance that it will be able to do so or that compliance will not have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance, if the operating regulations have not been adopted, that the conditions agreement between First USA Paymentech and Visa, or related agreements between First USA Paymentech and the Company and other payment providers, will be issued or extended, if at all, on terms that do not have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIABILITY FOR INFORMATION STORED ON THE INFOHAUS SERVER

Because materials may be uploaded to the Company's InfoHaus shared Web server ("InfoHaus") and, without intervention by the Company, may be subsequently distributed to others, it is possible that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. In the past, such claims have been brought, and sometimes successfully pressed against electronic bulletin boards, on-line service providers, and Web pages hosting content provided by other parties. Although the Company carries general liability insurance, the Company's insurance may not adequately cover claims of this type. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

INTEGRATION OF POTENTIAL ACQUISITIONS

As a part of its business strategy, the Company may to make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products and services, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            On February 1, 1997, the Company issued 750 shares of its Common Stock to Darren H. New, an employee, upon exercise of a previously issued stock option held by such employee. The exercise price of the option paid by Mr. New was $30, or $0.04 per share.

            On March 26, 1997, the Company issued 500 shares of its Common Stock to Marc Weiser, an employee, upon exercise of a previously issued stock option held by such employee. The exercise price of the option paid by Mr. Weiser was $160, or $0.32 per share.

            Such issuances were made without registration under the Securities Act of 1933 in reliance on Rule 701 promulgated thereunder. No underwriter or placement agent was involved in either issuance.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibit Index

                  Exhibit 10.31 - Amended Agreement between the Company and
                                  First Data Corporation dated, March 31, 1997.*

                  Exhibit 11.1 - Statement Regarding Computation of Earnings Per
                                 Share

                  Exhibit 27.1 - Financial Data Schedule

            (B) No reports on Form 8-K were filed during the three months ended
                March 31, 1997.



                *Confidential treatment requested for certain portions.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST VIRTUAL HOLDINGS INCORPORATED


Dated: May 15, 1997                    By:  /s/  Lee H. Stein
                                            -----------------------------
                                            Lee H. Stein
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Dated: May 15, 1997                    By:  /s/  John M. Stachowiak
                                            -----------------------------
                                            John M. Stachowiak
                                            Vice President, Finance &
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)