Form 10-Q
period 1997-06-30
FIRST VIRTUAL HOLDING INC
filed 1997-08-14
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                       FIRST VIRTUAL HOLDINGS INCORPORATED
             (Exact Name of Registrant as specified in its charter)


          Delaware                                     33-0612860
   -------------------------            ---------------------------------------
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

         Indicate by check mark whether the registrant has filed all documents and reports to be filed by sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by the court. Yes    No
                 ---   ---

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 8,866,984 shares as of June 30, 1997.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996              3

                  Statements of Operations for the three months (unaudited) and six months
                  ended June 30, 1997(unaudited) and 1996                                           4

                  Statements of Cash Flows for the six months ended June 30, 1997 (unaudited)
                  and 1996                                                                          5

                  Notes to the Financial Statements                                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8

                  Factors Affecting Operating Results & Market Price of Stock                      12


PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                                26

Item 2.           Changes in Securities                                                            26

Item 3.           Defaults upon Senior Securities                                                  26

Item 4.           Submission of Matters to a Vote of Security Holders                              26

Item 5.           Other Information                                                                26

Item 6.           Exhibits and Reports on Form 8-K                                                 26


SIGNATURES                                                                                         27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS



                                                                           June 30,             December 31,
                                                                             1997                   1996
                                                                         ------------           ------------
                                         ASSETS                          (unaudited)
Current assets:
  Cash and cash equivalents                                              $  9,096,596           $ 17,127,971
  Short-term investment, available-for-sale                                      --                  200,000
  Accounts receivable                                                         102,161                 88,278
  Prepaid expenses and other                                                   88,085                 83,840
                                                                         ------------           ------------
Total current assets                                                        9,286,842             17,500,089

Furniture, equipment and software, net                                      1,995,055              1,964,635
Information technology, net                                                    37,452                 59,226
Organization and other costs, net                                              91,714                105,798
Deposits and other                                                            172,703                 62,809
                                                                         ------------           ------------
Total assets                                                             $ 11,583,766           $ 19,692,557
                                                                         ============           ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    883,965           $  1,626,198
  Accrued compensation and related liabilities                                230,912                372,739
  Accrued interest                                                            244,340                196,340
  Deferred revenue                                                            579,544                 64,683
  Other accrued liabilities                                                   185,710                576,077
  Current portion, due to stockholders                                      1,600,000                400,000
                                                                         ------------           ------------
Total current liabilities                                                   3,724,471              3,236,037

Amount due to stockholder                                                     237,500                312,500
Notes payable to stockholders                                                    --                1,200,000
                                                                         ------------           ------------
Total long term liabilities                                                   237,500              1,512,500

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, none
    outstanding at June 30, 1997 and December 31, 1996                           --                     --
  Common stock, $0.001 par value; 40,000,000 shares authorized,
    8,866,984 and 8,794,812 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                           8,867                  8,795
  Additional paid-in-capital                                               25,898,366             25,758,015
  Stock Options                                                                52,138                   --
  Warrants                                                                  3,017,115              3,017,115
  Deferred compensation                                                      (123,369)               (44,305)
  Accumulated deficit                                                     (21,231,322)           (13,795,600)
                                                                         ------------           ------------
Total stockholders' equity                                                  7,621,795             14,944,020
                                                                         ------------           ------------
Total liabilities and stockholders' equity                               $ 11,583,766           $ 19,692,557
                                                                         ============           ============




See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS


                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                    ----------------------------      ----------------------------
                                        1997             1996             1997            1996
                                    -----------      -----------      -----------      -----------
                                    (unaudited)      (unaudited)      (unaudited)

Revenues                            $   393,067      $   156,616      $   785,984      $   401,082

Cost of Revenues                         60,471           76,638          171,985          169,148
                                    -----------      -----------      -----------      -----------
Gross Profit                            332,596           79,978          613,999          231,934

Operating Expenses:
  Marketing and sales                 1,122,034          165,584        2,171,371          322,060
  Research, development
    and engineering                   1,606,815          614,311        3,058,821          946,842
  General and administrative          1,409,661          871,531        2,573,242        1,355,886
  Depreciation and amortization         289,034           81,083          547,033          135,638
                                    -----------      -----------      -----------      -----------

Total operating expenses              4,427,544        1,732,509        8,350,467        2,760,426
                                    -----------      -----------      -----------      -----------
Loss from operations                 (4,094,948)      (1,652,531)      (7,736,468)      (2,528,492)
Interest income                         156,792           49,643          349,683           79,235
Interest expense                        (24,000)         (28,021)         (48,944)         (56,577)
                                    -----------      -----------      -----------      -----------

Net loss                            $(3,962,156)     $(1,630,909)     $(7,435,729)     $(2,505,834)
                                    ===========      ===========      ===========      ===========


Net loss per share                  $     (0.45)     $     (0.19)     $     (0.84)     $     (0.30)

Shares used in per share
  computation                         8,811,514        8,376,661        8,803,463        8,307,984





See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS


                                                            SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                             1997              1996
                                                         ------------      ------------
                                                         (unaudited)
OPERATING ACTIVITIES
Net loss                                                 $ (7,435,729)     $ (2,505,834)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                               547,033           135,638
  Common stock issued for services                               --               7,500
  Compensation expense recognized for stock options            52,138              --
  Changes in operating assets and
    liabilities:
    Accounts receivable                                       (13,883)          (89,966)
    Prepaid expenses and other                                 (4,245)         (222,051)
    Deposits and other                                       (109,894)          (32,483)
    Accounts payable                                         (742,234)          355,649
    Accrued compensation and related
      liabilities                                            (141,818)          121,524
    Deferred revenue                                          514,861              --
    Accrued interest                                           48,000            48,000
    Amount paid to stockholder                                (75,000)             --
    Other accrued liabilities                                (390,366)          117,188
                                                         ------------      ------------
Net cash used in operating activities                      (7,751,137)       (2,064,835)

INVESTING ACTIVITIES
Additions to furniture and equipment (net)                   (528,911)         (897,642)
Maturity (Purchase) of short-term investment                  200,000          (200,000)
Organization and other costs                                     --             (34,048)
                                                         ------------      ------------
Net cash used in investing activities                        (328,911)       (1,131,690)

FINANCING ACTIVITIES
Proceeds from issuance of Series B
   preferred stock, net of issuance costs                        --           1,365,775
Proceeds from issuance of common stock                         48,673             9,600
Proceeds from issuance of warrants                               --           3,017,115
Proceeds from borrowings bank                                    --             486,111
Repayment of loan from bank                                      --            (486,111)
                                                         ------------      ------------
Net cash provided by financing activities                      48,673         4,392,490

Net increase/(decrease) in cash and cash equivalents       (8,031,375)        1,195,965

Cash and cash equivalents at the beginning
  of period                                                17,127,971         2,091,651
                                                         ------------      ------------
Cash and cash equivalents at the end
  of period                                              $  9,096,596      $  3,287,616
                                                         ============      ============



See accompanying notes

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1997, and the results of operations for the three month and six month periods ended June 30, 1997 and 1996, and the changes in cash flows for the six months ended June 30, 1997 and 1996, have been included. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1997.

Reclassification of Expenses

On January 1, 1997, the Company reclassified certain expenses relating to its operations from general and administrative expenses to research, development and engineering expenses or cost of revenues. The net result of this reclassification had no effect on the net loss of the Company. For the three months and six months ended June 30, 1996, approximately $268,000 and $403,000 were reclassified to research, development and engineering expenses, respectively, and approximately $77,000 and 169,000 were reclassified to cost of revenues, respectively, which had previously been included in general and administrative expenses.

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

At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11,300,000. These federal and state net operating loss carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also had federal and state research credit carryforwards of approximately $185,000 and $78,000, respectively, which will begin expiring in 2010, unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

3.  NET LOSS PER SHARE

The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the SEC Staff Accounting Bulletin No. 83, convertible preferred stock, convertible preferred stock warrants, common stock, and options to purchase common stock issued at prices below the price to the public of common stock sold in the Company's initial public offering ("IPO") during the twelve months immediately preceding the IPO, have been included in the computation of net loss per share as if they were outstanding through the date of the Company's IPO for all periods presented (using the treasury method assuming repurchase of common stock at the IPO price). Other shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive. Subsequent to the IPO, options and warrants under the treasury stock method are only included to the extent that their inclusion would be dilutive. Accordingly the number of shares used in computing net loss per share for the quarter ended June 30, 1997, excludes: (i) the warrants held by First USA Merchant Services to purchase 1,328,006 shares of common stock at an exercise price of $0.01 per share, (ii ) the 3,382,036 shares of common stock reserved for issuance under the Company's stock option plans, of which, 1,690,373 shares were subject to outstanding options at June 30, 1997, at a weighted average exercise price of $4.63 per share, (iii) an aggregate of 1,000,000 shares of common stock subject to additional outstanding options at June 30, 1997 at an exercise price of $6.30 per share and (iv) an aggregate of 100,000 shares of common stock reserved for issuance under the Company's Employee Stock Purchase Plan, of which 5,433 were outstanding as of June 30, 1997. The First USA Merchant Services warrant and certain of the other outstanding options were included in the pro forma net loss per share in 1996 pursuant to certain requirements of the SEC.

4.  COMMITMENTS

First Virtual and ESPN/StarWave Partners have entered into an agreement whereby First Virtual will pay monies to ESPN/StarWave Partners for (i) promotional opportunities that are exclusive to First Virtual and (ii) twelve million cumulative banner impressions advertising First Virtual or one of its partners on certain web sites operated by ESPN/Starwave Partners. These payments will be made over a six month period, beginning July 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12 . Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

First Virtual Holdings Incorporated ("First Virtual" or "the Company") is currently developing, as an additional service, an integrated electronic commerce solution, the Interactive Messaging Platform. This service will allow merchants and credit card issuers to take advantage of a sophisticated messaging system that enables relationship marketing on the Internet and also provides a marketing system with an integrated payment system. The Interactive Messaging Platform represents the integration of First Virtual's existing services and technology which includes the First Virtual Internet Payment System ("FVIPS") , the VirtualPIN and VirtualTAG. The Interactive Messaging Platform has not been commercially released and has not generated any significant revenues or customer commitments to date. The Company anticipates that development and commercial introduction of the Interactive Messaging Platform will entail significant research, development and engineering expenses and sales and marketing expenses during the next four quarters.

First Virtual has previously developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture uses E-mail which has the widest reach and broadest use of any Internet application. FVIPS, a secure and easy-to-use payment system introduced in October 1994, is the Company's first application of the VirtualPIN architecture. As of June 30, 1997, the Company has processed approximately 385,000 FVIPS transactions and has registered more than 3,500 Merchants and approximately 230,000 Consumers in 166 countries. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet within banners or "roving store fronts" which are designed to allow Consumers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG may become one of the first solutions to take full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* In December 1996, the Company launched 1Virtual Place, an on-line Internet retail environment. In late June 1997, the Company launched VPIN Central, a web site that presents marketing opportunities for VirtualPIN Merchants. The Company believes that the VirtualPIN architecture can also serve as the basis for additional Internet applications including direct marketing, interactive advertising, merchandising, subscriptions and renewals, bill presentment and payment, client response surveys and Internet communications.*

The Company has incurred net operating losses in each quarter since inception. As of June 30, 1997, the Company had an accumulated deficit of approximately $21.2 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as a result of the anticipated significant investments that the Company plans to make in its systems, sales, marketing, research and development, customer support and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future.

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

RESULTS OF OPERATIONS

Revenues

The Company currently generates revenues from FVIPS, merchandising, interactive advertising development and consulting, as detailed in the table below:


                                               THREE MONTHS ENDING JUNE 30,             SIX MONTHS ENDING JUNE 30,
                                               ----------------------------            ----------------------------
                                                 1997                1996                1997                1996
                                               --------            --------            --------            --------
Internet payment system                        $274,367            $156,616            $410,164            $401,082
Merchandising                                     9,950                --                39,570                --
Interactive advertising development              10,000                --               115,000                --
Consulting                                       98,750                --               221,250                --
                                               --------            --------            --------            --------
Total revenues                                 $393,067            $156,616            $785,984            $401,082


In July 1996, the Company began to recognize Consumer and Merchant registration and renewal fees over a 12 month period. Prior to July 1, 1996, revenues from registration fees were recognized in the month the Merchant's or the Consumer's registration fee was processed and the VirtualPIN was issued. First Virtual started providing consulting services in September 1996, selling on-line merchandise in December 1996 and VirtualTAGs in January 1997. For the quarter ending June 30, 1997, revenues from FVIPS benefited from bulk sales of Consumer and Merchant registrations that occurred at the end of the quarter ended March 31, 1997. Merchandising revenues decreased from the prior quarter as marketing efforts to support the Company's Internet shopping mall were reduced. Interactive advertising development revenues decreased from the prior quarter as the Company redirected its VirtualTAG efforts to produce tools to streamline production of future orders and to incorporate the VirtualTAG technology into the Interactive Messaging Platform. Consulting services continue to add to the revenue mix and the Company anticipates that such services will continue to be a significant revenue source for the foreseeable future.*

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. The Company anticipates that operating expenses will increase in connection with increasing levels of research, development and engineering for new and enhanced products and services, growth in its marketing and sales organization, and expansion of the Company's support organization to accommodate the anticipated increase in the number of Consumers and Merchants.*

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $1.1 million for the quarter ended June 30, 1997, as compared to $166,000 for the quarter ended June 30, 1996. This increase is attributable primarily to the addition of 26 employees resulting in an increase in salaries, wages and payroll taxes of approximately $630,000, an increase in promotional expenses of $50,000, a travel expense increase of approximately $60,000, a consulting expense increase of approximately $80,000, and a general increase in spending of approximately $115,000 to support the Company's expanding marketing and sales activities. The Company expects that marketing and sales expenses will increase significantly in the future as the Company implements its marketing plan to introduce its Interactive Messaging Platform and rapidly deploy VirtualPINs.*


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

For the six months ended June 30, 1997, marketing and sales expenses increased to $2.2 million as compared to $322,000 for the six months ended June 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.3 million, an increase in promotional expenses of $70,000, a travel expense increase of approximately $160,000, a consulting expense increase of approximately $110,000, and a general increase in spending of approximately $240,000 to support the Company's expanding marketing and sales activities.

Research, development and engineering expenses. Research, development and engineering expenses consist primarily of salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services. Research, development and engineering expenses increased to $1.6 million for the quarter ended June 30, 1997, as compared to $614,000 for the quarter ended June 30, 1996. This increase is primarily due to the addition of 15 employees resulting in an increase in salaries, wages and payroll taxes of approximately $570,000 and the Company's expensing approximately $265,000 in software development costs paid to consultants for the quarter ended June 30, 1997, as compared to approximately $45,000 for the quarter ended June 30, 1996. To date, all of the Company's software development costs have been expensed as incurred. The remainder of the increase was due to increased spending of approximately $195,000 to support the expansion of the Company's research, development and engineering activities, which included the establishment of a second data processing center in San Diego, California. The Company anticipates that research, development and engineering expenses will increase in future years as the Company leverages the VirtualPIN architecture to offer new products and services, such as the Interactive Messaging Platform, along with increasing the functionality of FVIPS.*

For the six months ended June 30, 1997, research, development and engineering expenses increased to $3.1 million as compared to $947,000 for the six months ended June 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.1 million, a consulting expense increase of approximately $610,000, and a general increase in spending of approximately $445,000 to support the expansion of the Company's research, development and engineering activity, which included the establishment of a second data processing center in San Diego, California.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to $1.4 million for the quarter ended June 30, 1997, as compared to $872,000 for the quarter ended June 30, 1996. This increase is primarily due to the addition of 15 employees resulting in an increase in salaries, wages and payroll taxes of approximately $365,000, and approximately $165,000 to support the expansion of the Company's corporate office.

For the six months ended June 30, 1997, general and administrative expenses increased to $2.6 million as compared to $1.4 million for the six months ended June 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $970,000 and approximately $230,000 to support the expansion of the Company's corporate office.











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

The Company expects to experience significant fluctuations in its future quarterly operating results. These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of Merchant and Consumer registrations; the monthly volume and average dollar amount of transactions using FVIPS; market response to the Company's recently announced Interactive Messaging Platform; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Consumer and Merchant registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS upgrades, introduce its Interactive Marketing Platform and assess its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash raised in its initial public offering (the "IPO") of Common Stock. On December 13, 1996, the Company received net proceeds of approximately $15.0 million from its IPO. Prior to the IPO, the Company funded its operations and satisfied its capital expenditure requirements primarily through private sales of capital stock and borrowings under certain subordinated lines of credit provided by two stockholders. The Company, prior to the IPO, had raised $13.7 million from the sale and issuance of its Preferred Stock, Common Stock and warrants, and $1.2 million of principal under the stockholder lines of credit. The borrowings from such stockholders accrue interest at 8% per annum and are due and payable upon the earlier of (i) January 31, 1998, or (ii) the closing of an underwritten public offering (other than the IPO) of shares of the Company's Common Stock.

Operating activities used cash of $7.8 million during the six months ended June 30, 1997. Net cash used during this period was primarily to fund net operating expenses of $6.8 million (excluding depreciation, amortization and compensation expense recognized for stock options), reduce accounts payable and other accrued liabilities by $1.3 million, paydown an amount due to a stockholder of $75,000 and increase prepaids, deposits and accounts receivable by $128,000, offset by increases in deferred revenue of $515,000 and accrued interest of $48,000.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $529,000 and $898,000 for the six months ended June 30, 1997 and 1996, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.








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

At June 30, 1997, the Company had $9.1 million in cash and cash equivalents. The Company believes that existing cash resources will be sufficient to support the Company's currently anticipated working capital and capital expenditure requirements through 1997.* However, the Company anticipates that it will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of 1997. As of this filing, the Company has initiated efforts to raise additional capital. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of June 30, 1997, the Company had an accumulated deficit of approximately $21.2 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research, development and engineering, customer care and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability.

The Company commenced operations in March 1994, launched FVIPS in October 1994, and began recognizing revenues in the fourth quarter of 1994. The Company was a development stage company through December 1995. Accordingly, the Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. To address these risks, the Company must, among other things, successfully respond to competitive developments, market additional Internet commerce services, upgrade its technologies and commercialize products and services incorporating such technologies, and







-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on this page for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

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

ANTICIPATED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As a result of the early stage of development of Internet commerce and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. As a result, the Company may not be able to take advantage of revenue opportunities as quickly as it would hope, because of an effort to scale down its infrastructure to match lower than expected revenues. In addition, the Company is currently trying to maintain or decrease its operating expenses while focusing internal resources on developing the Interactive Messaging Platform. There can be no assurance that revenues associated with use of the VirtualPIN, FVIPS or the Company's Interactive Messaging Platform will increase significantly, as required for the Company to attain profitability, or at all. Any material shortfall of demand for the Company's products and services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of Merchant and Consumer registrations; the monthly volume and average dollar amount of transactions using FVIPS; market response to the Company's recently announced Interactive Messaging Platform; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for Consumer and Merchant registration, transaction processing and co-marketing are subject to change as the Company continues to roll out FVIPS upgrades, introduce its Interactive Marketing Platform and assess its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card companies and other financial institutions to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with several entities in an effort to enhance the Company's ability to penetrate the market for Internet payment services, such relationships have only been entered into recently, are nonexclusive and have not resulted in any comprehensive marketing effort or a measurable increase in the Company's Merchant and Consumer base to date. In particular, the Company has granted certain equity incentives to First Data Corporation ("FDC") in order to induce FDC to cause its affiliated banks to distribute up to 2,500,000 VirtualPINs to their customers by September 15, 1997. The Company does not anticipate that FDC will be able to cause all such VirtualPINs to be distributed by the target date. No assurance can be given that the Company will be able to maintain its current strategic relationships or cultivate additional partnering relationships in the future or that any such relationship will prove to be effective in expanding the Company's Merchant and Consumer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet commerce solutions.

The operation of FVIPS is dependent on the continued availability and reliability of collateral telecommunications, information processing and financial clearance systems. In particular, the Company is substantially dependent on First USA Paymentech for merchant transaction acquisition services and on Northern Trust Company ("Northern Trust") for clearinghouse services. The Company also continues to depend on Electronic Data Systems, Inc. ("EDS") for financial services processing. There can be no assurance that these companies will continue to provide collateral services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of service by a collateral services provider also would be likely to result in the disruption of the operation of FVIPS, with an attendant loss of revenues and potential loss of customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to increase market acceptance of FVIPS and to promote the use of the recently announced Interactive Messaging Platform , the Company will be required to significantly expand its direct sales force and marketing organization and manage such personnel effectively. Establishing required marketing and sales capability will require substantial efforts and significant management and financial resources. The Company's management has very limited experience in recruiting, developing or managing a marketing and sales force. There can be no assurance that the Company will be able to recruit and retain direct marketing and sales personnel in order to build an effective marketing and sales organization, that building such a marketing and sales organization will be cost effective or that the Company's marketing and sales efforts will be successful.

UNDEVELOPED AND RAPIDLY CHANGING MARKETS

The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. While the number of individuals and businesses using the Internet and the Web for commercial purposes has grown rapidly over recent years, the volume and prevalence of Internet commerce generally, and of retail sales of goods and services on the Internet in particular, has not grown as rapidly as certain observers had projected, and, there can be no assurance that Internet commerce will become widespread. Because increase usage of FVIPS is contingent on substantial and sustained growth in sales of consumer products and services on the Web, it is not assured that sufficient demand for the Company's products and services will develop to sustain the Company's business. In addition, the Company recently announced its intention to emphasize the use of the VirtualPIN architecture for additional interactive Internet communications applications such as Internet advertising, interactive messaging, customer loyalty programs, merchandising and direct marketing. To date, the Company has not generated any significant revenues from such services, and there can be no assurance that demand for such applications will develop or increase. In addition, it is not known whether individuals or businesses will use the Internet as a means of purchasing goods and services. To establish the Internet as a source of widespread and significant commercial activity, particularly by those individuals and businesses which historically have relied upon traditional means of commerce, will require the broad acceptance of new methods of conducting business and exchanging information. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Banks and financial institutions with established methods of handling payments may also be reluctant to accept new payment systems based on Internet commerce. The Company expects such historical patterns of business conduct to inhibit the growth of Internet commerce in general and market acceptance of the Company's services in particular.

The Company's business includes products and services that are new, operate in a market that did not previously exist and will be subject to rapid and unpredictable market changes. It is uncertain whether a significant market will ever emerge for effecting payments over the Internet by means of FVIPS or any other payment system or that the Internet will develop as an effective medium for advertising and merchandising. The Company's success is critically dependent on the development of Internet commerce, which the Company believes will require the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of Internet commerce. There can be no assurance that commerce over the Internet will become widespread, that a market for the Company's products and services will emerge or that FVIPS or other applications using the VirtualPIN architecture will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the Internet infrastructure is not adequately expanded or managed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for effecting financial transactions over the Internet or any substantial commercial use of the Internet will develop. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to generate and maintain user interest. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or the Web to stimulate consumer interest and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. The Internet and the Web have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic; however, the Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, there is no assurance that the number of vendors maintaining sites on the Web will increase. Accordingly, there can be no assurance that Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet were unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

DEPENDENCE ON ACCEPTANCE OF FVIPS AND NEW PRODUCTS AND SERVICES; RISK OF CHANGES IN CONSUMER PERCEPTIONS

Substantially all of the Company's revenues to date have been attributable to the receipt of registration fees from Consumers and Merchants, transaction processing fees, co-marketing fees and consulting fees associated with FVIPS. For the three months ending June 30, 1997, revenues from FVIPS, merchandising, interactive advertising development and consulting fees accounted for approximately 70%, 2.5%, 2.5% and 25% of revenues, respectively. For the quarter ended March 31, 1997 such revenues were approximately 35%, 7%, 27% and 31%, respectively. FVIPS fees are currently expected to account for a significant portion of the Company's revenues. As a result, a decline in demand for, or failure to achieve broad market acceptance of FVIPS, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. A failure to significantly expand both the number of Merchants and Consumers using FVIPS and the number of transactions processed by FVIPS would also have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced products and services, such as the Interactive Messaging Platform. There can be no assurance that the Company will be successful in marketing FVIPS, the Interactive Messaging Platform or any new or enhanced products or services.

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

COMPETITION

The market for products and services that enable the sale of goods and services, and the market for services that enable interactive messaging capabilities over the Internet, is expected to be intensely competitive, and, to the extent commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for Internet payment systems, interactive messaging services and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., VeriFone, Inc. and Open Market, Inc. and providers of electronic cash payment systems such as DigiCash, Inc. The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as Eudora, Mercury Mail, America On-Line, JUNO, Prodigy, Microsoft and Lotus. The Company expects that credit card processors and acquiring banks or third party companies will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and as such the Company may be at a competitive disadvantage. For example, in July 1997, Visa announced its intention to waive its transaction fees, beginning in April 1998 for a two year period, for credit card transactions over the Internet that use the SET protocol.

The Company may experience additional competition from Internet service providers and Internet directory companies who enter the market for Internet payment services. Companies such as America Online, Inc., CompuServe Incorporated, Microsoft, IBM, AT&T, Hewlett-Packard Company, and Netscape Communications Corporation which possess large, existing customer bases or ready distribution channels, could develop, market or resell a number of payment alternatives including, but not limited to, encrypted credit card payment and digital cash payment systems. Such major information technology providers may also choose to enter the market for secure Internet payments by acquiring one of the Company's existing competitors or forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively. For instance, Hewlett-Packard Company, in April 1997, announced that they would acquire VeriFone and promote VeriFone's Internet technologies. Netscape has established relationships with VeriFone and CyberCash, and it announced in February 1997, that it would recommend use of VeriFone's and CyberCash secure payment systems to Netscape commerce server users. Additionally, competitors such as Checkfree Corporation may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market. Moreover, to date the predominant method of reducing the risks associated with transmission of credit card information over the Internet has been use of public key encryption software provided by RSA Data Security, Inc. ("RSA"), a subsidiary of Security Dynamics Technology, Inc. RSA's encryption technology (Secure Socket Layer) is incorporated in Web server and browser products offered by Netscape, Microsoft and other vendors, and thus has the largest installed base of any technology for payment security. In addition, credit card information relating to commercial transactions over the Internet is frequently directly transmitted in an unprotected form (i.e. "in the clear" transactions).

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

The Company's products and services are designed around certain technical standards, and the Company's current and future revenues are dependent on continued industry acceptance of such standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively doing so. Moreover, a number of leading industry participants have announced their intention to enter into or expand their positions in the market for Internet payment systems through the development of new technologies and standards. There can be no assurance that the Company's products and services will achieve market acceptance, that the Company will be successful in developing and introducing new products and services that meet changing customer needs and respond to technological changes or emerging industry standards in a timely manner, if at all, that the standards upon which the Company's products and services are or will be based will be accepted by the industry or that products, services or technologies developed by others will not render the Company's products and services noncompetitive or obsolete. The inability of the Company to respond to changing market conditions, technological developments, emerging industry standards or changing customer requirements or the development of competing technologies or products that render the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH FVIPS UPGRADES

In July 1996, the Company made a transition in the FVIPS from a system that relied solely on EDS for financial services processing of transactions to a system that is primarily managed by the Company. The Company now operates and maintains the computer which communicates with the established financial networks. The Company continues to use EDS as a back-up system to perform authorization and settlement processing of credit card transactions for First Virtual. Prior to this transition to a self-managed system, the Company relied entirely on EDS for all financial services processing of FVIPS transactions and for management of the Company's database, including the entry of new Merchant and Consumer registrations, updating of customer information and the management of customer accounts. This upgrade was the first upgrade of FVIPS.

In May 1997, the Company implemented a second upgrade to FVIPS. This upgrade included the installation of a relational database management system and to date, the upgrade has performed to the Company's expectations. The Company also plans upgrades to FVIPS from time to time in the future. Any inability to properly effect and manage upgrades to the Company's customer database could result in a material adverse effect on the Company's business, financial condition and results of operations. Given the limited time the upgraded system has been in operation, there can be no assurance that complications resulting from the upgrade will not arise, that the new system will prove to be capable of functioning in a fully operating environment over an extended period of time or that operating flaws or disruptions will not emerge. For example, subsequent to the July 1996 upgrade, the Company discovered during a batch process with the Automated Clearing House ("ACH") network that a file created to ACH specifications did not clear the ACH processing routines. As a result, deposits destined for Merchant bank accounts did not occur until the problem was resolved 34 hours after the problem was discovered. Any similar systems failure, if prolonged or compounded, could cause a significant interruption to the Company's products and services and could reduce the viability of FVIPS and, if sustained or repeated, could reduce the demand for the Company's products and services by current and potential Internet customers which would result in a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company has no prior experience with managing a large database of customer and transactional information. In order to properly manage its operational database, the Company will need to (i) improve its management information systems and controls and (ii) attract and retain qualified personnel.

DEPENDENCE ON REPEATED CUSTOMER USE OF FVIPS

The Company's future success is currently dependent on its ability to significantly expand its base of Merchants and Consumers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by Consumers. There can be no assurance that the Company's historic rate of VirtualPIN use per Consumer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. The ability of the Company to increase the average number of transactions per VirtualPIN is subject to substantial uncertainty. As of June 30, 1997, the Company has not yet experienced any substantial increase in VirtualPIN registrations or transactions per VirtualPIN. In the event the average number of transactions per VirtualPIN does not substantially increase in the future, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, the Company anticipates that it will modify Consumer and Merchant registration and renewal fees from time to time in the future and may modify its transaction rates charged to Merchants. There can be no assurance that any modification in the fee structure will not result in significant Consumer and Merchant attrition or reduced future Consumer and Merchant registrations. Any significant Consumer or Merchant attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations. As of this filing, the company is implementing an increase in Consumer registration and renewal fees. Currently, there is insufficient data to measure the impact of this increase.

Certain Merchants employing FVIPS have in the past reduced their use of the system. Although the Company has very limited information regarding Merchant usage of FVIPS, the Company believes that declining usage of FVIPS by Merchants can occur when Merchants cease to maintain their Web pages or discontinue product or service offerings on their Web sites. Such discontinuation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces the risk of losing Merchants that choose to employ alternative payment mechanisms or experience a decline in transactions using FVIPS. Any significant decline in the usage of FVIPS by Merchants or increase in the rate of Merchant attrition could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF CAPACITY CONSTRAINTS

A key element of the Company's strategy is to generate a high volume of FVIPS usage. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of transactions through FVIPS could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. The Company has and intends to make substantial investments to increase its server capacity by adding new servers and upgrading its FVIPS management software, when necessary. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF  DEFECTS AND DEVELOPMENT DELAYS

Products and services based on sophisticated software and computing systems often encounter development delays, and the underlying software may contain undetected errors and failures when introduced or when usage increases. The Company may experience delays in the development of the software and computing systems underlying the Company's services. In addition, there can be no assurance that, despite testing by the Company and Merchants and Consumers, errors will not be found in the underlying software or that the Company will not experience development delays, resulting in delays in the commercial release of its products and services or in the market acceptance of its products and services, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF SYSTEMS FAILURES; LACK OF INSURANCE AND SECURITY RISKS

The operation of FVIPS is dependent on the Company's ability to protect its computer equipment and the information stored in its data centers against loss or damage that may be caused by system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. The Company's data center and servers are currently located in San Diego, California, and at a facility in Dallas, Texas. There can be no assurance that a system failure at either of these locations would not materially and adversely affect the Company's ability to provide its products and services.

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

Although the Company carries property, errors and omissions and business interruption insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of E-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. In August 1995, the Company experienced a 78-hour disruption in its systems which resulted in interruption of service to all Merchants and Consumers for such period. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its Merchants and Consumers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

The rapid development necessary for the Company to exploit the market opportunity for FVIPS and its other services requires an effective planning and management process. As of June 30, 1997, the Company had grown to 114 employees from 21 employees on December 31, 1995. As of June 30, 1997, the Company had seven executive officers. Two officers were replaced during the second quarter. The Company accepted resignations from both Michael Schauer, President of Financial Services and Thomas Daniel, Vice President of Merchant Services. New additions to the Company as officers are Keith Kendrick, Vice President of Marketing and Dr. Carolyn Turbyfill, Vice President of Engineering and Operations. In addition to Mr. Kendrick and Ms. Turbyfill, several other of the Company's executive officers have been with the Company for approximately one year or less. The Company's success depends to a significant extent on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the new executives will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty integrating a new management team from a variety of industry backgrounds. It is uncertain whether all members of the current management team can be successfully assimilated. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the

Company's ability to retain current management and to attract and retain qualified personnel in the future. The Company's failure to assimilate these new executives, or the failure of any of the executives to perform effectively, or the loss of any such executive, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The Company has expanded its transaction processing capacity and is also expanding its marketing and sales organizations, funding increasing levels of research and development, and increasing its customer support organization to accommodate the growth of its installed base of Merchants and Consumers. The growth in the Company's customer base and transaction volume has placed, and any future growth is expected to continue to place, increased demands on the Company's management and operations, including its marketing and sales, customer support, research and development, general and administrative operations. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, the Company believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed by plaintiffs in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of the Company's products and services or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The Company believes it is not currently subject to direct regulation by any government agency in the U.S., other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, no assurance can be given that federal, state or foreign agencies will not attempt in the near future to begin to regulate the market for Internet commerce. In addition, if a government agency were to challenge the Company's position with respect to the applicability of regulations to its activities, responding to such a challenge could result in significant expenditures of the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. More generally, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, taxation and characteristics and quality of products and services. For example, the Telecommunications Reform Act of 1996 may subject certain Internet content providers to criminal penalties for the transmission of certain information, and could also result in liability to Internet service providers, Web hosting sites and transaction facilitators such as the Company. Various foreign jurisdictions have also moved to regulate access to the Internet and to strictly control Web content. Even if the Company's business is not directly subject to regulation, the adoption of any such laws or regulations may inhibit the growth of the Internet, or the businesses of the users of the Company's products and services, which could in turn adversely affect the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, taxation and personal privacy is uncertain. Such uncertainty creates the risk that such laws could be interpreted in a manner that could generally inhibit commerce on the Internet and adversely impact the Company's business.

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

RISK OF LOSS FROM RETURNED TRANSACTIONS, MERCHANT FRAUD OR ERRONEOUS
TRANSACTIONS

Because the Company acts as an intermediary and facilitator for credit card transactions, the Company may be subject to the risks borne by merchants generally in the use of credit card payment systems, primarily the risk that the Consumer's payment will be "charged back" because of unauthorized use of the Consumer's credit card, disputes over the goods or services purchased by the Consumer, erroneous transmission of information by the Company, or fraud by the Merchant or Consumer. The Company's customer agreements provide for the allocation of the risk of chargebacks (other than chargebacks caused by erroneous transmission by the Company) to Merchants, but such agreements may not be enforceable. In addition, even if the Company has an enforceable right to charge a Merchant's account for the amount of a chargeback, the Company is subject to the risk that the Merchant may not have a sufficient positive balance of net proceeds from other FVIPS transactions to cover the chargeback and may otherwise be unable or unwilling to pay.

The Company manages these risks through its risk management systems and internal controls, which are still in the process of being implemented. The Company currently requires explicit authorization by Consumers prior to initiating a charge of the Consumer's credit card, holds funds for 91 days for Merchants who do not qualify for accelerated settlement terms and subjects Merchants who attempt to so qualify to a screening process, and holds qualified Merchants' funds for three to five business days. As a result, the Company believes that the risks associated with widespread chargebacks by customers are minimized, but there can be no assurance that chargebacks will not increase significantly in the future as the volume of FVIPS transactions increases and as more Merchants of goods and services requiring physical delivery begin to use FVIPS. There also can be no assurance that the Company will not change FVIPS in a manner that increases the risk of exposure to chargebacks, or that the Company's reserves will be sufficient to protect the Company from increased chargebacks. A significant increase in chargebacks could materially and adversely affect the Company's business, financial condition and results of operations.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company anticipates that it will need to raise additional funds in the near future to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience significant additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an Annual Meeting of Stockholders (the "Meeting") on June 20, 1997. Proxies were solicited for the meeting.

     (b) The matters described below were voted on at the Meeting. Of the 8,744,185 shares of Common Stock eligible to vote at the Meeting, 8,042,334 shares were actually voted and the results of the votes taken at such meeting were as follows:

            1. Of the 8,042,334 shares voted, 8,037,244 shares voted for the re-election of Lee H. Stein, Pamela H. Patsley and Scott J. Loftesness, the nominees for Director, and 5,090 shares voted against the election of any these nominees for director. Each Director will serve for a three year term, expiring in 2000 or until successors are duly elected and designated.

            2. Of the 8,042,334 shares voted, 8,036,359 voted to ratify the appointment of Ernst & Young, LLP as the Company's independent accountants for the fiscal year ended December 31, 1997. There were 3,400 votes against such ratification and 2,575 votes abstaining.


ITEM 5.     OTHER INFORMATION

            The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibit Index

                  Exhibit 11.1 - Statement Regarding Computation of Earnings Per Share

                  Exhibit 27.1 - Financial Data Schedule

            (B) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST VIRTUAL HOLDINGS INCORPORATED


Dated:  August 14, 1997                By:   /s/  Lee H. Stein
                                          ------------------------------------
                                          Lee H. Stein
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated:   August 14, 1997               By:   /s/  John M. Stachowiak
                                          ------------------------------------
                                          John M. Stachowiak
                                          Vice President, Finance &
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)