Form 10-Q
period 1997-09-30
FIRST VIRTUAL HOLDING INC
filed 1997-11-14
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the period from _______ to _______.

                       Commission File Number: 000-21751

                      FIRST VIRTUAL HOLDINGS INCORPORATED
             (Exact Name of Registrant as specified in its charter)


        Delaware                                    33-0612860
   -------------------                       -------------------------
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

        Indicate by check mark whether the registrant has filed all documents and reports to be filed by sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No[ ]

                      Applicable Only to Corporate Issuers

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 8,883,599 shares as of September 30, 1997.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX


                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

               Balance Sheets as of September 30, 1997 (unaudited) and
               December 31, 1996                                                          3

               Statements of Operations for the three months (unaudited) and nine
               months ended September 30, 1997(unaudited) and 1996                        4

               Statements of Cash Flows for the nine months ended September 30, 1997
               (unaudited) and 1996                                                       5

               Notes to the Financial Statements                                          6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      8

               Factors Affecting Operating Results & Market Price of Stock               12


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                         27

Item 2.        Changes in Securities                                                     27

Item 3.        Defaults upon Senior Securities                                           27

Item 4.        Submission of Matters to a Vote of Security Holders                       27

Item 5.        Other Information                                                         27

Item 6.        Exhibits and Reports on Form 8-K                                          27


SIGNATURES                                                                               28

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS


                                                                    September 30,     December 31,
                                                                       1997               1996
                                                                    ------------      ------------
                                                                     (unaudited)
ASSETS
(unaudited)
Current assets:
  Cash and cash equivalents                                         $  5,315,133      $ 17,127,971
  Short-term investment, available-for-sale                                 --             200,000
  Accounts receivable                                                    319,517            88,278
  Prepaid expenses and other                                             120,591            83,840
                                                                    ------------      ------------
Total current assets                                                   5,755,241        17,500,089

Furniture, equipment and software, net                                 1,793,298         1,964,635
Information technology, net                                               26,565            59,226
Organization and other costs, net                                         84,672           105,798
Deposits and other                                                       158,433            62,809
                                                                    ------------      ------------
Total assets                                                        $  7,818,209      $ 19,692,557
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $  1,091,299      $  1,626,198
 Accrued compensation and related liabilities                            254,144           372,739
 Accrued interest                                                        265,903           196,340
 Deferred revenue                                                        670,917            64,683
 Other accrued liabilities                                               588,446           576,077
 Current portion, due to stockholders                                  1,600,000           400,000
                                                                    ------------      ------------
Total current liabilities                                              4,470,709         3,236,037

Amount due to stockholder                                                200,000           312,500
Notes payable to stockholders                                               --           1,200,000
                                                                    ------------      ------------
Total long term liabilities                                              200,000         1,512,500

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, none
    outstanding at September 30, 1997 and December 31, 1996                 --                --
  Common stock, $0.001 par value; 40,000,000 shares authorized,
    8,883,599 and 8,794,812 shares issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively                 8,884             8,795
  Additional paid-in-capital                                          25,999,991        25,758,015
  Stock Options                                                           52,138              --
  Warrants                                                             3,017,115         3,017,115
  Deferred compensation                                                 (162,092)          (44,305)
  Accumulated deficit                                                (25,768,536)      (13,795,600)
                                                                    ------------      ------------
Total stockholders' equity                                             3,147,500        14,944,020
                                                                    ------------      ------------
Total liabilities and stockholders' equity                          $  7,818,209      $ 19,692,557
                                                                    ============      ============


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS


                                 THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                     1997              1996              1997              1996
                                  ------------      ------------      ------------      ------------
                                   (unaudited)       (unaudited)       (unaudited)
Revenues                          $    325,921      $     97,180       $ 1,111,905      $    498,262

Cost of Revenues                        45,677            49,648           217,662           218,796
                                  ------------      ------------      ------------      ------------
Gross Profit                           280,244            47,532           894,243           279,466

Operating Expenses:
  Marketing and sales                1,843,868           422,946         4,015,239           745,006
  Research, development
    and engineering                  1,817,490         1,380,454         4,876,311         2,327,296
  General and administrative           962,919         1,606,307         3,536,161         2,962,193
Depreciation and amortization          274,868           161,744           821,901           297,382
                                  ------------      ------------      ------------      ------------

Total operating expenses             4,899,145         3,571,451        13,249,612         6,331,877
                                  ------------      ------------      ------------      ------------
Loss from operations                (4,618,901)       (3,523,919)      (12,355,369)       (6,052,411)
Interest income                        103,256            73,439           452,939           152,674
Interest expense                       (21,562)          (24,000)          (70,506)          (80,577)
                                  ------------      ------------      ------------      ------------

Net loss                          $ (4,537,207)     $ (3,474,480)     $(11,972,936)     $ (5,980,314)
                                  ============      ============      ============      ============


Net loss per share                $      (0.51)     $      (0.40)     $      (1.36)     $      (0.72)

Shares used in per share
  computation                        8,876,032         8,659,442         8,827,919         8,335,199


 See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED SEPTEMBER  30,
                                                         ------------------------------
                                                             1997             1996
                                                         ------------      ------------
                                                         (unaudited)
OPERATING ACTIVITIES
Net loss                                                 $(11,972,936)     $ (5,980,314)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                               821,901           302,843
  Common stock issued for services                               --              20,000
  Compensation expense recognized for stock options            52,138              --
  Changes in operating assets and liabilities:
    Accounts receivable                                      (231,239)          (88,745)
    Prepaid expenses and other                                (36,751)          (24,789)
    Deposits and other                                        (95,624)         (421,911)
    Accounts payable                                         (534,899)          745,976
    Accrued compensation and related liabilities             (118,595)          155,840
    Deferred revenue                                          606,234            42,793
    Accrued interest                                           69,563            72,000
    Amount (paid to)/received from stockholder               (112,500)          750,000
    Other accrued liabilities                                  12,369            54,495
                                                         ------------      ------------
Net cash used in operating activities                     (11,540,339)       (4,371,812)

INVESTING ACTIVITIES
Additions to furniture and equipment (net)                   (581,208)       (1,420,633)
Maturity/(purchase) of short-term investment                  200,000          (200,000)
Organization and other costs                                     --             (54,654)
                                                         ------------      ------------
Net cash used in investing activities                        (381,208)       (1,675,287)

FINANCING ACTIVITIES
Proceeds from issuance of Series B
   preferred stock, net of issuance costs                        --           1,365,775
Proceeds from issuance of Series C
   preferred stock, net of issuance costs                        --           1,928,189
Proceeds from issuance of Series D
   preferred stock, net of issuance costs                        --           2,990,837
Proceeds from issuance of common stock,
   net of issuance costs                                       58,709           535,477
Proceeds from issuance or extension
   of warrants                                                 50,000         3,017,115
Proceeds from bank borrowings                                    --             486,111
Repayment of bank borrowings                                     --            (486,111)
                                                         ------------      ------------
Net cash provided by financing activities                     108,709         9,837,393

Net (decrease)/increase in cash and cash equivalents      (11,812,838)        3,790,294

Cash and cash equivalents at the beginning
  of period                                                17,127,971         2,091,651
                                                         ------------      ------------
Cash and cash equivalents at the end
  of period                                              $  5,315,133      $  5,881,945
                                                         ============      ============


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1997, and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and the changes in cash flows for the nine months ended September 30, 1997 and 1996, have been included. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1997.

 Reclassification of Expenses

On January 1, 1997, the Company reclassified certain expenses relating to its operations from general and administrative expenses to research, development and engineering expenses or cost of revenues. The net result of this reclassification had no effect on the net loss of the Company. For the three months and nine months ended September 30, 1996, approximately $423,000 and $826,000 were reclassified as research, development and engineering expenses, respectively, and approximately $50,000 and $219,000 were reclassified as cost of revenues, respectively, which had previously been included in general and administrative expenses.

2.  INCOME TAXES

On May 24, 1995, in conjunction with the issuance of Series A Preferred Stock, the Company changed its status for federal and state income tax purposes from an S Corporation (whereby the Corporation's operating gains and losses flowed through to the stockholders for tax purposes) to become a C Corporation (whereby the Company is subject to federal and state income taxes). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

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

3.  NET LOSS PER SHARE

The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the SEC Staff Accounting Bulletin No. 83, convertible Preferred Stock, convertible Preferred Stock warrants, Common Stock, and options to purchase Common Stock issued at prices below the sales price to the public of Common Stock sold in the Company's initial public offering ("IPO") during the twelve months immediately preceding the IPO, have been included in the computation of net loss per share as if they were outstanding through the date of the Company's IPO for all periods presented (using the treasury method assuming repurchase of Common Stock at the IPO price). Other shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive. Subsequent to the IPO, options and warrants under the treasury stock method are only included to the extent that their inclusion would be dilutive. Accordingly the number of shares used in computing net loss per share for the three months and nine months ended September 30, 1997, excludes: (i) the warrants held by First USA Merchant Services to purchase 1,328,006 shares of Common Stock at an exercise price of $0.01 per share, (ii ) the 3,365,418 shares of Common Stock reserved for issuance under the Company's stock option plans, of which 2,086,140 shares were subject to outstanding options at September 30, 1997, at a weighted average exercise price of $4.45 per share, (iii) an aggregate of 1,000,000 shares of Common Stock subject to additional outstanding options at September 30, 1997 at an exercise price of $6.30 per share and (iv) an aggregate of 94,567 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan. The First USA Merchant Services warrant and certain of the other outstanding options were included in the number of shares used in computing net loss per share for the three months and nine months ended September 30, 1996 pursuant to certain requirements of the SEC.

4.  COMMITMENTS

First Virtual and ESPN/StarWave Partners have entered into an agreement whereby First Virtual will pay monies for (i) promotional opportunities that are exclusive to First Virtual and (ii) twelve million cumulative banner impressions advertising First Virtual or one of its partners on certain web sites operated by ESPN/Starwave Partners.* These payments are being made over a six month period through January 1998.

5.  SUBSEQUENT EVENT

On October 22, 1997, First Virtual completed a private placement of securities to a New York-based investment group, with net proceeds to the Company of $4.9 million. The securities sold consisted of 1,000 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 850,000 shares of First Virtual Common Stock at $5.75 per share. The Series A Convertible Preferred Stock is convertible into Common Stock at the option of the investors at a per share conversion price equal to the lesser of $5.50 or 80% of the average closing bid price of the Common Stock for the prior ten days. The Series A Convertible Preferred Stock is redeemable for cash under certain circumstances and carries an annual dividend of 7% payable in cash or shares of Common Stock.


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

In addition to operating the First Virtual Internet Payment System ("FVIPS"), developing a "tool kit" to build VirtualTAGs and building a "back end" technology used to monitor performance of its VirtualTAGs, First Virtual Holdings Incorporated ("First Virtual" or "the Company") is currently developing an integrated electronic commerce solution, the Interactive Messaging Platform. This service will allow merchants and credit card issuers to take advantage of a sophisticated messaging system that facilitates relationship marketing on the Internet and also provides a marketing system with an integrated payment system.* The Interactive Messaging Platform represents the integration of First Virtual's existing services and technology, which includes the FVIPS, the VirtualPIN and VirtualTAG. The Interactive Messaging Platform has not been commercially released and has not generated any significant revenues or customer commitments to date. The Company anticipates that development and commercial introduction of the Interactive Messaging Platform will entail significant research, development and engineering expenses and sales and marketing expenses during the next four quarters.*

First Virtual has previously developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture and the Interactive Messaging Platform use e-mail, which has the widest reach and broadest use of any Internet application. FVIPS, a secure and easy-to-use payment system introduced in October 1994, was the Company's first application of the VirtualPIN architecture. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet within banners or "roving store fronts" which is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG may become one of the first solutions to take full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* In December 1996, the Company launched 1Virtual Place, an on-line Internet retail environment. In late June 1997, the Company launched VPIN Central, a web site that presents marketing opportunities for VirtualPIN merchants. Some of these initiatives have had greater success than others and some have been scaled back due to insufficient revenue results. The Company believes that the VirtualPIN architecture can also serve as the basis for additional Internet applications including direct marketing, interactive advertising, merchandising, subscriptions and renewals, bill presentment and payment, client response surveys and Internet communications.*

The Company has incurred net operating losses in each quarter since inception. As of September 30, 1997, the Company had an accumulated deficit of approximately $25.8 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as a result of the anticipated significant investments that the Company plans to make in its systems, sales, marketing, research and development, customer support and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future.

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

RESULTS OF OPERATIONS

Revenues

The Company generates revenues from FVIPS, merchandising, interactive advertising development and consulting, as detailed in the table below:


                                     THREE MONTHS ENDING SEPTEMBER 30,   NINE MONTHS ENDING SEPTEMBER 30,
                                           1997           1996                 1997           1996
                                        ----------     ----------           ----------     ----------
Internet payment system                 $  285,366     $   59,680           $  695,530     $  460,762
Merchandising                                4,305           --                 43,875           --
Interactive advertising development           --             --                115,000           --
Consulting                                  36,250         37,500              257,500         37,500
                                        ----------     ----------           ----------     ----------
Total revenues                          $  325,921     $   97,180           $1,111,905     $  498,262


Revenues increased to $325,921 for the quarter ended September 30, 1997 as compared with $97,180 for the quarter ended September 30, 1996. This increase is attributable primarily to revenues from FVIPS. For the quarter ending September 30, 1997, revenues from FVIPS benefited from bulk sales of consumer and merchant registrations that occurred at the end of the first quarter 1997. Also, in August 1997, the Company increased the consumer registration fees for both new accounts and renewals. In July 1996, the Company began to recognize consumer and merchant registration and renewal fees over a 12 month period. Prior to July 1, 1996, revenues from registration fees were recognized in the month the consumer's or the merchant's registration fee was processed and the VirtualPIN was issued. Revenues for the third quarter declined by $67,146 from the second quarter of 1997, due primarily to a decline in consulting revenue and due to a reallocation of technical resources to build a "toolkit" to build VirtualTAGs, which led to the absence of interactive advertising development revenue in the third quarter.

For the nine months ended September 30, 1997, revenues increased to $1,111,905 as compared to $498,262 for the nine months ended September 30, 1996. This increase is attributable to a general increase in all categories of revenue. Revenues from merchandising and interactive advertising development increased in 1997, as compared to the first nine months of 1996, as First Virtual began selling on-line merchandise in December 1996 and VirtualTAGs in January 1997. Consulting revenue increased for the nine months ended September 30, 1997 as First Virtual experienced greater demand for Internet related consulting in 1997 and FVIPS revenue increased in 1997 for the nine months ended September 30, 1997, as a result of bulk sales of consumer and merchant registrations and an increase in registration fees.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. The Company anticipates that operating expenses will increase in connection with increasing levels of research, development and engineering needed for the Interactive Messaging Platform and other newly introduced or enhanced products and services, as well as for related growth in the marketing and sales organization, and expansion of the Company's support organization to accommodate new and existing customers.*


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $1.8 million for the quarter ended September 30, 1997, as compared to $423,000 for the quarter ended September 30, 1996. This increase is attributable primarily to an increase in salaries, wages and payroll taxes of approximately $400,000, as well as to an increase in advertising and promotional expenses of approximately $435,000, an increase in consulting expenses of approximately $405,000, and a general increase in spending of approximately $135,000 to support the Company's expanding marketing and sales activities. The Company expects that marketing and sales expenses will increase significantly in the future as the Company implements its marketing plan to introduce its Interactive Messaging Platform.*

For the nine months ended September 30, 1997, marketing and sales expenses increased to $4.0 million as compared to $745,000 for the nine months ended September 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.6 million, an increase in advertising and promotional expenses of $510,000, a consulting expense increase of approximately $565,000, a recruiting and relocation expense increase of approximately $150,000, a travel expense increase of approximately $110,000, and a general increase in spending of approximately $320,000 to support the Company's expanding marketing and sales activities.

Research, development and engineering expenses. Research, development and engineering expenses which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, increased to $1.8 million for the quarter ended September 30, 1997, as compared to $1.4 million for the quarter ended September 30, 1996. This increase is primarily due to an increase in salaries, wages and payroll taxes of approximately $510,000, as well as to a general increase of approximately $110,000 to support the expansion of the Company's research, development and engineering activities, offset by a reduction in consulting expenses of approximately $220,000. To date, all of the Company's software development costs have been expensed as incurred. The Company anticipates that research, development and engineering expenses will increase in future periods as the Company leverages the VirtualPIN architecture to offer new products and services, such as the Interactive Messaging Platform, along with enhancing the functionality of FVIPS and VirtualTAGs.*

For the nine months ended September 30, 1997, research, development and engineering expenses increased to $4.9 million as compared to $2.3 million for the nine months ended September 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.6 million, a consulting expense increase of approximately $390,000, and a general increase in spending of approximately $610,000 to support the expansion of the Company's research, development and engineering activity, which included the establishment of a second data processing center in San Diego, California.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses decreased to $963,000 for the quarter ended September 30, 1997, as compared to $1.6 million for the quarter ended September 30, 1996. This decrease is primarily due to the $1.0 million, one-time charge that the Company incurred for the three months ended September 30, 1996, relating to a payment to First USA Merchant Services in consideration for the waiver of certain exclusive processing rights, offset by an increase of approximately $90,000 in salaries, wages and payroll taxes and an increase in spending of approximately $270,000 to support the expansion of the Company's corporate office.



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

For the nine months ended September 30, 1997, general and administrative expenses increased to $3.5 million as compared to $3.0 million for the nine months ended September 30, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $985,000, and an increase of approximately $550,000 in promotional expenses, offset by a $1.0 million, one-time charge that the Company incurred for the nine months ended September 30, 1996, relating to a payment to First USA Merchant Services in consideration for the waiver of certain exclusive processing rights and a general reduction in spending of approximately $35,000.

The Company expects to experience significant fluctuations in its future quarterly operating results.* These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's Interactive Messaging Platform; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of merchant and consumer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for consumer and merchant registration, advertising, messaging, consulting services, transaction processing and co-marketing are subject to change as the Company introduces its Interactive Marketing Platform, continues to roll out FVIPS upgrades and its VirtualTAG "toolkit", and assess its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash raised in its IPO and private placements of its securities. On December 13, 1996, the Company received net proceeds of approximately $15.0 million from its IPO. Prior to the IPO, the Company funded its operations and satisfied its capital expenditure requirements primarily through private sales of capital stock and borrowings under certain subordinated lines of credit provided by two stockholders. The Company, prior to the IPO, had raised $13.7 million from the sale and issuance of its Preferred Stock, Common Stock and warrants, and $1.2 million of principal under the stockholder lines of credit. The borrowings from such stockholders accrue interest at 8% per annum and are due and payable upon the earlier of (i) January 31, 1998, or (ii) the closing of an underwritten public offering (other than the IPO) of shares of the Company's Common Stock.

Operating activities used cash of $11.5 million during the nine months ended September 30, 1997. Net cash used during this period was primarily to fund net operating expenses of $11.1 million (excluding depreciation, amortization and compensation expense recognized for stock options), reduce accounts payable and other accrued liabilities by $653,500, pay down an amount due to a stockholder of $112,500 and increase prepaid expenses, deposits and accounts receivable by $363,500, offset by increases in deferred revenue of $606,000 and accrued interest of $69,500.




------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $581,000 and $1.4 million for the nine months ended September 30, 1997 and 1996, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.

At September 30, 1997, the Company had $5.3 million in cash and cash equivalents. In October 1997, the Company completed a private placement of securities with net proceeds to First Virtual of $4.9 million. The Company believes that existing cash resources will be sufficient to support the Company's currently anticipated working capital and capital expenditure requirements through the second half of 1998.* The Company anticipates that it will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources in 1998. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of September 30, 1997, the Company had an accumulated deficit of approximately $25.8 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's revenues will increase in the future. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research, development and engineering, customer care and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability.

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

ANTICIPATED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As a result of the early stage of development of the Interactive Messaging Platform, FVIPS, VirtualTAGs and Internet commerce and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience. In particular, it is difficult to forecast revenue expectations for the Interactive Messaging Platform, since currently, the Interactive Messaging Platform strategy is under development. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. To a certain extent, the Company has encountered this problem to date. As a result, the Company has not and may not be able to take advantage of revenue opportunities as quickly as it would hope, because of an effort to scale down its infrastructure to match lower than expected revenues. There can be no assurance that revenues associated with use of the VirtualPIN, FVIPS or the Interactive Messaging Platform will increase significantly, or at all. Any material shortfall of demand for the Company's products and services would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's Interactive Messaging Platform; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and FVIPS and the VirtualPIN concept in particular; fluctuating market demand for the Company's products and services including the rate of merchant and consumer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for consumer and merchant registration, advertising, messaging, consulting services, transaction processing and co-marketing are subject to change as the Company introduces its Interactive Marketing Platform, continues to roll out FVIPS upgrades and its VirtualTAG "toolkit", and assess its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is probable and possible, that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.

RISKS RELATED TO PRODUCT TRANSITION

The Company has derived substantially all of it revenues to date from, and has devoted substantially all its research, development, engineering and marketing resources to, FVIPS, VirtualTAGs and related services. In the second quarter of fiscal 1997, the Company determined to refocus it resources on developing and commercializing the Interactive Messaging Platform. The Interactive Messaging Platform has not yet been commercially introduced and the Company has to date not secured any significant customer commitments to license, use or implement the Interactive Messaging Platform. Moreover, because the Interactive Messaging Platform represents a departure from traditional methods of marketing and information exchange, the market prospects for the Interactive Messaging Platform are highly uncertain. Acceptance of the Interactive Messaging Platform will require a transition to new ways of conducting business by enterprises that have already made substantial investments in other means of conducting commerce and exchanging information. In addition, since development of the technologies underlying the Interactive Messaging Platform has not been completed, and since the Interactive Messaging Platform has not yet been implemented other than on a test basis, no assurance can be given that development of the Interactive Messaging Platform will be successfully completed, that the cost of development will not exceed future revenues generated by the Interactive Messaging Platform, that prospective customers will be able to implement the Interactive Messaging Platform without substantial additional cost, or that the Company's current server capacity and communications systems will be adequate to support high volumes of Interactive Messaging Platform usage. Moreover, the development and introduction of the Interactive Messaging Platform has required the Company to substantially curtail the resources devoted to development and enhancement of FVIPS, and related technologies and services, and has limited the ability of the Company's management and marketing and sales staff to pursue the Company's goal of increasing FVIPS usage, sales of VirtualTAGs and merchant and consumer registrations. As a result, the Company's FVIPS-related revenues, VirtualTAG-related revenues and the number of new merchant and consumer registrations declined during the third quarter of fiscal 1997, and may continue to decline in future periods. Unless the Interactive Messaging Platform is successfully introduced and marketed, and unless revenues from the Interactive Messaging Platform are sufficient to return the cost of its development and to compensate for adverse effect on FVIPS-related and VirtualTAG-related revenues, the Company's business, financial condition and results of operation will be materially and adversely affected.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card issuers, direct marketers, airlines and catalog merchants to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with such entities in an effort to enhance the Company's ability to penetrate the market for interactive messaging, sales of VirtualTAGs and Internet payment services, such relationships are nonexclusive and have not resulted in any comprehensive or measurable increase in the Company's revenues to date. In particular, the Company had granted certain equity incentives to First Data Corporation ("FDC") in order to induce FDC to cause its affiliated banks to distribute up to 2,500,000 VirtualPINs to their customers by September 29, 1997. FDC did not achieve this goal and this equity incentive expired. The Company had a similar equity incentive arrangement with General Electric Capital Corporation ("GECC"), in order to induce GECC to produce a marketing agreement between one of its affiliates and First Virtual by July 3, 1997. GECC did not produce such a marketing agreement and this equity incentive also expired. No assurance can be given that the Company will be able to maintain its current strategic relationships or cultivate additional partnering relationships in the future or that any such relationship will prove to be effective in creating demand for the Interactive Messaging Platform or in expanding the Company's merchant and consumer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet commerce solutions.

The operation of the Interactive Messaging Platform and FVIPS is dependent on the continued availability and reliability of collateral telecommunications. FVIPS is also dependent on the continued availability and reliability of information processing and financial clearance systems. In particular, the Company is substantially dependent on Paymentech Inc. for merchant transaction acquisition services and on Northern Trust Company ("Northern Trust") for clearinghouse services. The Company also continues to depend on Electronic Data Systems, Inc. ("EDS") for financial services processing. In addition, the Company is substantially dependent on MCI Communications Corp. and WorldCom Inc. for collateral telecommunication services. There can be no assurance that these companies will continue to provide collateral services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of service by a collateral services provider also would be likely to result in the disruption of the operation of the Interactive Messaging Platform and FVIPS, with an attendant loss of revenues and potential loss of customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to promote the use of the Interactive Messaging Platform and to increase market acceptance of FVIPS, the Company will be required to significantly expand its direct sales force and marketing organization and manage such personnel effectively. Establishing required marketing and sales capability will require substantial efforts and significant management and financial resources. The Company's management has very limited experience in recruiting, developing or managing a marketing and sales force. There can be no assurance that the Company will be able to recruit and retain direct marketing and sales personnel in order to build an effective marketing and sales organization, that building such a marketing and sales organization will be cost effective or that the Company's marketing and sales efforts will be successful.

UNDEVELOPED AND RAPIDLY CHANGING MARKETS

The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. While the number of individuals and businesses using the Internet and the Web for commercial purposes has grown rapidly over recent years, the volume and prevalence of Internet commerce generally, and of retail sales of goods and services on the Internet in particular, has not grown as rapidly as certain observers had projected, and, there can be no assurance that Internet commerce will become widespread. Because acceptance and usage of the Interactive Messaging Platform and increased usage of FVIPS is contingent on substantial and sustained growth in sales of consumer products and services on the Web, it is not assured that sufficient demand for the Company's products and services will develop to sustain the Company's business. To date, the Company has not generated any significant revenues from such services, and there can be no assurance that demand for such applications will develop or increase. In addition, it is not known whether individuals or businesses will use the Internet as a means of purchasing goods and services. To establish the Internet as a source of widespread and significant commercial activity, particularly by those individuals and businesses which historically have relied upon traditional means of commerce, will require the broad acceptance of new methods of conducting business and exchanging information. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Banks and financial institutions with established methods of handling payments may also be reluctant to accept new payment systems based on Internet commerce. The Company expects such historical patterns of business conduct to inhibit the growth of Internet commerce in general and market acceptance of the Company's services in particular.

The Company's business includes products and services that are new, operate in a market that did not previously exist and will be subject to rapid and unpredictable market changes. It is uncertain whether a significant market will ever emerge for the Interactive Messaging Platform, payments over the Internet by means of FVIPS or any other payment system or that the Internet will develop as an effective medium for advertising and merchandising. The Company's success is critically dependent on the development of Internet commerce, which the Company believes will require the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of Internet commerce. There can be no assurance that commerce over the Internet will become widespread, that a market for the Company's products and services will emerge or that the Interactive Messaging Platform, FVIPS or other applications using the VirtualPIN architecture will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the Internet infrastructure is not adequately expanded or managed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

In October 1997, the Company completed a private placement of securities consisting of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 850,000 shares of Common Stock. Because the Series A Preferred Stock is convertible into Common Stock at a discount below the current market price of the Common Stock and because the price at which such conversion may be effected is the lesser of $5.50 or 80% of the average closing bid price per share of Common Stock for the prior ten days, conversion of the Series A Preferred Stock will result in at least modest dilution to existing investors, and may result in substantial dilution. Additional dilution may result upon the exercise of the Common Stock warrants issued in this financing. Moreover, holders of Series A Convertible Preferred Stock enjoy certain rights and preferences which may adversely affect holders of Common Stock, including a right to quarterly dividend payments and a right to a preference payment in the event of a liquidation or dissolution of the Company. Moreover, the Company anticipates that it will need to raise additional funds in the near future to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be further reduced, stockholders may experience significant additional dilution and such equity securities may also have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. In addition, the Company's ability to raise additional funds prior to May 1998 without the consent of the holders of Series A Convertible Preferred Stock, is subject to certain limitations. If adequate funds cannot be obtained or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for the Interactive Messaging Platform, VirtualTAGs, financial transactions over the Internet, or any substantial commercial use of the Internet, will develop. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to generate and maintain user interest. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or the Web to stimulate consumer interest and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. The Internet and the Web have experienced, and are expected to continue to experience, significant growth in the number of users and amount of traffic; however, the Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, there is no assurance that the number of vendors maintaining sites on the Web will increase. Accordingly, there can be no assurance that Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet were unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

DEPENDENCE ON ACCEPTANCE OF FVIPS AND NEW PRODUCTS AND SERVICES; RISK OF CHANGES IN CONSUMER PERCEPTIONS

Substantially all of the Company's revenues to date have been attributable to the receipt of registration fees from consumers and merchants, transaction processing fees, co-marketing fees and consulting fees associated with FVIPS. For the three months ending September 30, 1997, revenues from FVIPS, merchandising, interactive advertising development and consulting fees accounted for approximately 88%, 1%, 0% and 11% of revenues, respectively. For the nine months ended September 30, 1997 such revenues were approximately 63%, 4%, 10% and 23% of total revenues, respectively. FVIPS fees are currently expected to account for a significant portion of the Company's revenues. As a result, a decline in demand for, or failure to achieve broad market acceptance of FVIPS, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. A failure to significantly expand both the number of merchants and consumers using FVIPS and the number of transactions processed by FVIPS would also have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced products and services, such as the Interactive Messaging Platform. There can be no assurance that the Company will be successful in marketing the Interactive Messaging Platform, FVIPS or any new or enhanced products or services.

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

The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., Open Market, Inc. and VeriFone, Inc. and providers of electronic cash payment systems such as DigiCash, Inc. The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as InfoBeat, Inc., Email Publishing Inc., America OnLine, Inc., CompuServe Incorporated and Juno Online Services. The Company also competes with Narrative Communication in the interactive advertising arena and with BroadVision Inc., for one to one marketing. The Company expects that credit card processors and acquiring banks or third party companies will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, American Express, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and as such the Company may be at a competitive disadvantage. For example, in July 1997, Visa announced its intention to waive its transaction fees, beginning in April 1998 for a two year period, for credit card transactions over the Internet that use the SET protocol.

The Company may experience additional competition from Internet service providers and Internet directory companies who enter the market for Internet payment services. Companies such as America Online, CompuServe, Microsoft Corp., IBM Corp., Integrion ,AT&T, Hewlett-Packard Company, and Netscape Communications Corporation which possess large, existing customer bases or ready distribution channels, could develop, market or resell a number of payment alternatives including, but not limited to, encrypted credit card payment and digital cash payment systems. Such major information technology providers may also choose to enter the market for secure Internet payments by acquiring one of the Company's existing competitors or forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively. For instance, Hewlett-Packard Company, in June 1997, acquired VeriFone and now promotes VeriFone's Internet technologies. Netscape has established relationships with VeriFone and CyberCash, and it announced in February 1997, that it would recommend use of VeriFone's and CyberCash secure payment systems to Netscape commerce server users. Additionally, competitors such as Checkfree Corporation may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market. Moreover, to date the predominant method of reducing the risks associated with transmission of credit card information over the Internet has been use of public key encryption software provided by RSA Data Security, Inc. ("RSA"), a subsidiary of Security Dynamics Technology, Inc. RSA's encryption technology (Secure Socket Layer) is incorporated in Web server and browser products offered by Netscape, Microsoft and other vendors, and thus has the largest installed base of any technology for payment security. In addition, credit card information relating to commercial transactions over the Internet is frequently directly transmitted in an unprotected form (i.e. "in the clear" transactions).

Several of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to individuals, businesses and financial institutions. In addition, many of the Company's current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If such competitors were to bundle competing products or services for their customers, the demand, if any, for the Company's products and services might be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. As a result of the foregoing or other factors, there can be no assurance that the Company will compete effectively with current or future competitors or that the competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON PRODUCT AND SERVICE DEVELOPMENT; RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

The Company's success depends upon its ability to develop the Interactive Messaging Platform and other new products and services that satisfy evolving customer requirements including potential applications for Internet advertising, merchandising and direct marketing. The market for the Company's services is characterized by rapidly changing technology, emerging industry standards and customer requirements that have been changing every few months. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to market new products and services in a timely manner. Failure of the Company, for technological or other reasons, to develop and introduce the Interactive Messaging Platform and other new products and services that are compatible with emerging industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company or its competitors may announce enhancements to existing products or services, or new products or services embodying new technologies, emerging industry standards or customer requirements that render the Company's existing products and services obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products or services by the Company or its competitors or any change in emerging industry standards will not cause customers to terminate use of the Company's existing products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In May 1997, the Company implemented a second upgrade to FVIPS. This upgrade included the installation of a relational database management system and to date, the upgrade has performed to the Company's expectations. The Company also plans upgrades to FVIPS from time to time in the future. Any inability to properly effect and manage upgrades to the Company's customer database could result in a material adverse effect on the Company's business, financial condition and results of operations. Given the limited time the upgraded system has been in operation, there can be no assurance that complications resulting from the upgrade will not arise, that the new system will prove to be capable of functioning in a fully operating environment over an extended period of time or that operating flaws or disruptions will not emerge. For example, subsequent to the May 1997 upgrade, the Company experienced a situation that required unscheduled database maintenance to be performed. As a result, transactions were held in a queue for 5 hours until the database maintenance was completed. Any similar systems failure, if prolonged or compounded, could cause a significant interruption to the Company's products and services and could reduce the viability of FVIPS and, if sustained or repeated, could reduce the demand for the Company's products and services by current and potential Internet customers which would result in a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company has no prior experience with managing a large database of customer and transactional information. In order to properly manage its operational database, the Company will need to (i) improve its management information systems and controls and
(ii) attract and retain qualified personnel.

DEPENDENCE ON REPEATED CUSTOMER USE OF FVIPS

The Company's future success is currently dependent on its ability to significantly expand its base of merchants and consumers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by consumers. There can be no assurance that the Company's historic rate of VirtualPIN use per consumer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. The ability of the Company to increase the average number of transactions per VirtualPIN is subject to substantial uncertainty. As of September 30, 1997, the Company has not yet experienced any substantial increase in VirtualPIN registrations or transactions per VirtualPIN. In the event the average number of transactions per VirtualPIN does not substantially increase in the future, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, the Company anticipates that it will modify consumer and merchant registration and renewal fees from time to time in the future and may modify its transaction rates charged to merchants. In late August 1997, the Company increased new consumer registration and renewal fees. At the time of this filing, both the number of new consumer registrations and the number of consumer renewals have declined, as a result of the Company implementing its new fee structure. Because the fee change was only implemented recently, there can be no assurance as to the aggregate effect of the fee change on the Company's operating results. Any further modification in the fee structure may result in further significant consumer and merchant attrition or reduce future consumer and merchant registrations. Significant consumer or merchant attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations.

Certain merchants employing FVIPS have in the past reduced their use of the system. Although the Company has very limited information regarding merchant usage of FVIPS, the Company believes that declining usage of FVIPS by merchants can occur when merchants cease to maintain their Web pages, discontinue product or service offerings on their Web sites or find other sufficient payment means, without using FVIPS, to satisfy their business needs. Such discontinuation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces the risk of losing merchants that choose to employ alternative payment mechanisms or experience a decline in transactions using FVIPS. Any significant decline in the usage of FVIPS by merchants or increase in the rate of merchant attrition could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF CAPACITY CONSTRAINTS

A key element of the Company's strategy is to generate a high volume of FVIPS usage. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of transactions through FVIPS could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. The Company has and intends to make substantial investments to increase its server capacity by adding new servers and upgrading its FVIPS management software, when necessary. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers, e-mail clients and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company currently retains highly confidential customer financial information, including bank account and credit card information, in a secure database server that the Company believes to be isolated from the Internet. Although the server is protected by firewalls and proprietary, one-way batch protocols along with regular Company reviews of the system for security weaknesses, there can be no assurance that unauthorized individuals could not obtain access to this database server. Any unauthorized penetration of the Company's servers which are not directly connected to the Internet could result in the theft of bank account and credit card information, E-mail addresses, and comprehensive transaction histories. Any unauthorized penetration of the Company's servers which are connected to the Internet could result in the theft of VirtualPIN numbers, E-mail addresses and recent transaction histories. Unauthorized penetration could lead to attempts to use such information to effect fraudulent purchases, including the introduction of fabricated transactions into the Company's financial processors. Although the Company believes that the VirtualPIN architecture should thwart attempts to use misappropriated account information, widespread attempts to effect such transactions would require the Company to devote substantial resources to counteracting such attempts and could result in a compromise of the system or the interruption of the Company's ability to provide its products and services and may result in adverse publicity to the Company and consequently have a material adverse effect on the Company's business, financial condition and results of operations. It is also possible that an employee of the Company could attempt to divert customer funds or otherwise misuse confidential customer information, exposing the Company to legal liability. In addition, although the Company believes that the potential for the unauthorized interception of information transmitted over the Internet through FVIPS is not likely to result in the fraudulent use of VirtualPINs, there can be no assurance that unauthorized use of such information will not occur and, if it does occur, that it will not result in a financial loss or significant inconvenience to the VirtualPIN holder. Furthermore, although the Company employs disclaimers and limitation of warranty provisions in its customer agreements to attempt to limit its liability to customers, including liability arising out of systems failure or failure of security precautions, there can be no assurance that such provisions will be enforceable, or will otherwise prove effective in limiting the Company's exposure to damage claims.

Although the Company carries property, errors and omissions and business interruption insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of e-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. In July 1997, the Company experienced a situation that required unscheduled database maintenance to be performed. As a result, transactions were held in a queue for 4 hours until the database maintenance was completed. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its merchants and consumers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

The rapid development necessary for the Company to exploit the market opportunity for the Interactive Messaging Platform, VirtualTAGs, FVIPS and its other services requires an effective planning and management process. As of September 30, 1997, the Company had grown to 96 employees from 21 employees on December 31, 1995. As of September 30, 1997, the Company had seven executive officers. Two officers were replaced during the second quarter of 1997. The Company accepted resignations from both Michael Schauer, President of Financial Services, and Thomas Daniel, Vice President of Merchant Services, and the Company hired as officers, Keith Kendrick, Vice President of Marketing and Dr. Carolyn Turbyfill, Vice President of Engineering and Operations. In October 1997, Mr. Kendrick was promoted to President of the Company. The Company's success depends to a significant extent on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the new executives will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty and most likely in the future will continue to experience difficulty in integrating or replacing members of management's team from a variety of industry backgrounds. It is uncertain whether all members of the current management team can be successfully assimilated or replaced. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain current management and to attract and retain qualified personnel in the future. The Company's failure to assimilate these new executives, or the failure of any of the executives to perform effectively, or the loss of any such executive, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The growth in the Company's customer base and transaction volume, along with the introduction of the Interactive Messaging Platform and the development of the VirtualTAG "toolkit", will place increased demands on the Company's management and operations, including its marketing and sales, customer support, research and development, general and administrative operations. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future performance is substantially dependent upon the continued contributions of members of the Company's senior management and technical personnel. In particular, the Company's success substantially depends on the continued participation of its Chief Executive Officer, Lee Stein, its principal senior technical employees, Nathaniel Borenstein and Marshall Rose, and other members of its senior management team, which is currently composed of a small number of individuals, some of whom have joined the Company only recently. See "Management of Potential Growth; Risks Associated with New Management Team" above. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in identifying, attracting, training and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED INTELLECTUAL PROPERTY

The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect its proprietary rights. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying the Company's products and services, or that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there is no assurance that competitors will not be able to develop functionally equivalent interactive messaging technologies or Internet payment services without infringing any of the Company's intellectual property rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

EVOLVING FINANCIAL INDUSTRY POLICIES FOR INTERNET COMMERCE

The Company currently relies on credit cards as the payment method for FVIPS transactions. Credit card associations are still in the process of drafting operating regulations governing many credit card transactions on the Internet. In some cases, the Company's access to the payment systems of credit card associations and other payment providers may be conditioned on its compliance, and the compliance of associated processors such as Paymentech Inc., with interim regulations.

The Company's operations have been reviewed by MasterCard and Visa which currently are the sole payment methods accepted by the Company. Visa has issued to Paymentech Inc. several conditions which govern Paymentech Inc.'s processing of transactions for the Company over the Visa system. These conditions, among other things, establish a maximum dollar amount and aging of small-dollar transactions the Company can accumulate before they are submitted to the Visa system for processing, and establish procedures for handling chargebacks involving such bundled transactions. The Company does not believe that these conditions materially burden the Company's current operations. The conditions were initially issued pursuant to an oral communication and were due to expire on December 31, 1995. The conditions were renewed until the later of the adoption of industry-wide operating regulations addressing Internet transactions or December 31, 1997. If the Internet transaction operating regulations are not in place by December 31, 1997, the conditions provide that they can be extended, with Visa's concurrence. To date, MasterCard has not issued any conditions that are specific to the Company's operations. While the Company hopes that it will be able to comply with Visa's future operating regulations and regulations issued by any other credit card association, there can be no assurance that it will be able to do so or that compliance will not have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance, if the operating regulations have not been adopted, that the conditions agreement between Paymentech Inc. and Visa, or related agreements between

Paymentech Inc. and the Company and other payment providers, will be issued or extended, if at all, on terms that do not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (A) Exhibit Index

               Exhibit 11.1 - Statement Regarding Computation of Earnings Per Share

               Exhibit 27.1 - Financial Data Schedule

           (B) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST VIRTUAL HOLDINGS INCORPORATED


 Dated:  November 14, 1997            By:  /s/  Lee H. Stein
                                          --------------------
                                      Lee H. Stein
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Dated:  November 14, 1997             By:  /s/  John M. Stachowiak
                                         --------------------
                                      John M. Stachowiak
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)