Form 10-K
period 1997-12-31
FIRST VIRTUAL HOLDINGS INC
filed 1998-03-27
CIK 1017829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                              FOR THE PERIOD FROM
                               --------------- TO
                                ---------------.

                       COMMISSION FILE NUMBER: 000-21751

                      FIRST VIRTUAL HOLDINGS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0612860
          (STATE OR JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

                           11975 EL CAMINO REAL #300
                              SAN DIEGO, CA 92130
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (619) 793-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT: NONE

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED

                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K: [X]

     As of January 30, 1997, there were outstanding 9,248,125 shares of the Registrant's Common Stock, $.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,250,687 when the closing price of such stock, as reported on the Nasdaq National Market was $1.81. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the of the outstanding common stock have been excluded in that such persons may be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on June 23, 1998.

================================================================================

                                     PART I

     This 10-K report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17. Certain sections and other sentences in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

ITEM 1. BUSINESS

     Founded in 1994, First Virtual Holdings Incorporated ("First Virtual" or "the Company") is a leader in advanced marketing and customer service systems for Internet commerce. The Company pioneered secure online payment systems and is currently focused on developing and supplying an integrated system for relationship-based transactive messaging using e-mail channels. First Virtual's objective is to develop and provide market-leading interactive messaging services for electronic commerce that integrates secure payment processing with intelligent messaging and interactive transactional advertisements.

     First Virtual completed its initial public offering ("IPO") in December 1996 (Nasdaq: FVHI), and announced the Interactive Messaging Platform in June 1997. The Company continues to operate the First Virtual Internet Payment System ("FVIPS"), a secure and easy-to-use payment system introduced in October 1994. This was the Company's first application of the Company's VirtualPIN architecture, a system which uses an alphanumeric sequence unique to each user to allow the user to establish and maintain identity on the Internet in a controlled and confidential manner. The VirtualPIN architecture facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The architecture and code for First Virtual's interactive messaging technology was developed by digital messaging pioneers Nathaniel Borenstein, Ph.D., who is the co-author of the MIME Internet mail protocol that makes multimedia attachments in e-mail possible, and Marshall Rose, Ph.D., who is the co-author of POP, the Internet e-mail protocol and also co-author of SNMP, a major communications protocol used by routers on the Internet.

INDUSTRY BACKGROUND

     The Internet is a rapidly growing network of computers and computer networks that permits communication among users throughout the world. International Data Corporation ("IDC") estimates that 100 million people will access the Internet in 1998.* The most widely used application of the Internet is e-mail. The popularity of e-mail and the emergence of the Web and easy-to-use browser software have fostered continued rapid growth in Internet use by businesses and individuals.

     The evolution of the Internet and the Web as vehicles for electronic communications and commerce have led to the emergence of new media, merchandising and transaction processing opportunities. Advertisers, for example, can use newly provided demographic data to cost effectively target individuals or narrowly defined groups. Internet commerce can reduce, and in some cases eliminate, merchants' requirements for physical store premises, warehouses and distribution centers, by permitting shipment directly from manufacturer to consumer. Information products, such as news, data and research, can be downloaded directly to a personal computer, minimizing the cost of physical reproduction, packaging and distribution of these products. Buyers are motivated to accept these new offerings because they improve the likelihood of viewing information and receiving merchandise offers of specific interest to them. The Internet provides consumers with the potential

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

to conveniently locate and initiate purchases in a single marketplace which is easily accessible from home or office. The Internet also presents new opportunities for merchants and customers to easily communicate and establish relationships, both before and after the sale.

BARRIERS TO INTERACTIVE INTERNET ADVERTISING AND MARKETING

     The Company believes that successful interactive Internet advertising and marketing faces a number of hurdles, including a general lack of effective methods of e-mail based interactive Internet advertising to stimulate consumer interest, the need for new direct marketing and merchandising capabilities targeted to the interactive media, such as the Internet, and the need for a secure and effective transaction processing system.

  Effective methods of Internet advertising to stimulate consumer interest

     Currently, merchandisers employing Internet advertising are generally restricted to providing passive advertisements similar to those offered in traditional media. The Company believes that the effectiveness of advertising on the Internet would likely be increased substantially by the ability to proactively present targeted advertising to specific Internet subscribers and to incorporate interactive, stimulating images and sounds within Web page advertisements.

  Direct marketing and merchandising capabilities

     The Company believes that merchandisers are becoming increasingly aware that having a Web page does not, of itself, result in effective Internet commerce. Currently, merchandisers on the Internet, lack the means of effectively marketing directly to potential consumers who fit specific profiles. Consumers have the burden of actively searching the vast information and numerous Web pages on the Internet, often in inefficient and time consuming ways, for specific products or services. In addition, a purchase transaction may be more time consuming, require moving through multiple Web pages or disconnecting from the Internet to place a toll-free call.

  Secure and effective transaction processing system

     The Company believes that an effective transaction processing system for Internet commerce must successfully address the following:

     - Lack of security. The Internet is a public network which potentially allows third parties to gain unauthorized access to data as it is routed to its intended destination over the Internet or stored in databases on the Internet. Current solutions generally require encryption and specialized hardware or software solutions which may be expensive, difficult to use and susceptible to penetration by proficient and determined hackers.

     - Lack of privacy. The open and public nature of the Internet reduces the ability of the consumer to maintain the privacy of the personal data typically submitted and compiled in order to process a commercial transaction.

     - Difficulty of widespread system deployment and acceptance. The interface which enables Internet commerce must be compatible with existing hardware and software, inexpensive, and easy-to-use for the average consumer. The payment systems must also interoperate with established financial networks and protocols since financial institutions may be reluctant to adopt and implement entirely new processing and payment methods.

FIRST VIRTUAL PRODUCTS AND SERVICES

     The Company currently operates FVIPS, a secure and easy-to-use payment system introduced in October 1994. This was the Company's first application of the VirtualPIN architecture. In the fourth quarter of 1996, the Company introduced the VirtualTAG. The VirtualTAG is an interactive advertising applet embedded within a banner ad and is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears.

Currently, the Company is developing the Interactive Messaging Platform, a family of products and services that enable the development and deployment of interactive multimedia e-mail messaging solutions. The Interactive Messaging Platform is being designed to be an extensible and scalable infrastructure for online interactive communications, payment and data warehousing. The Interactive Messaging Platform is designed to allow for intelligent e-mail communications to take place between companies and their customers. It integrates customer service and sales and marketing functions into transactional e-mail messages, that includes the ability to provide a system for secure payments and the use of highly graphical, animated and interactive elements. The system is expected to be interoperable with primarily all e-mail platforms and protocols, and is expected to integrate the Company's VirtualPIN, FVIPS, VirtualTAG, VirtualRECEIPT, VirtualALERT and VirtualMAIL technologies. Although the Company has completed development of most of the core technologies underlying the Interactive Messaging Platform, finalization and implementation of the system will depend on the timing of receipt of customer commitments, among other factors.*

  VirtualPIN

     The Company developed, implemented and operates the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN, an alphanumeric sequence unique to each user, allows the user to establish and maintain identity on the Internet in a controlled and confidential manner. FVIPS is the Company's first application of the VirtualPIN architecture. To initiate a transaction using FVIPS, the consumer transmits his or her VirtualPIN to the merchant, who accepts it as a form of payment for the consumer's order and relays it to First Virtual for verification. After the consumer responds affirmatively to the Company's automated request for E-mail confirmation of the transaction, First Virtual initiates financial settlement through the established and secure credit card transaction processing networks.

  Security and Privacy

     By transmitting only a consumer's VirtualPIN over the Internet, using e-mail verification and processing, and storing sensitive information off-line, FVIPS offers a simple and effective transaction processing solution. Confidential information, such as credit card numbers, are stored on servers which cannot be accessed from the Internet and are never transmitted over the Internet. All that is transmitted over the Internet is the non-confidential VirtualPIN. Therefore, the Company believes that FVIPS virtually eliminates the risk of credit card theft on the Internet. The consumer's e-mail address, VirtualPIN and other personal information, that is willingly disclosed by the consumer when registering, is stored on one of the Company's databases which is protected by enhanced commercial fire-walls and by restricted log-in access.

  VirtualTAG

     In order to bring the retail environment to any Web page, the Company introduced the VirtualTAG, its second application of the VirtualPIN architecture in the fourth quarter of 1996. The VirtualTAG uses the Java programming language to create a cross-platform multimedia environment with stimulating, interactive advertisements embedded within a banner ad and is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product being advertised without leaving the Web page on which the advertisement appears. VirtualTAGs are also being designed to be embedded within an e-mail message, allowing targeted interactive advertisements to be delivered directly to the customers. The Company's VirtualTAG application is designed to provide an interactive and engaging message by combining sound and motion, which is activated by the consumer as the cursor is moved near or on the advertisement.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

  VirtualMAIL, VirtualRECEIPT and VirtualALERT

     The Company is currently enhancing the Interactive Messaging Platform with these three new capabilities. VirtualMAIL is being designed to allow for customized direct e-mail from merchants to consumers, that is tailored to the individual profiles of the recipient consumer. The VirtualRECEIPT is being designed to allow for electronic receipts to be generated and sent via e-mail, to the consumer, regardless of whether the transaction originally took place in the physical world or over the Internet. VirtualALERT is also an e-mail message sent to the consumer that is being designed to notify the consumer of shipment, billing or other critical information regarding a product or service. The Company believes the VirtualMAIL, VirtualRECEIPT and VirtualALERT applications will enable merchants to directly market and merchandise their products and services to consumers.*

MARKETING STRATEGY

     The Company's objective is to develop and provide market-leading interactive messaging services for electronic commerce that integrates secure payment processing with intelligent messaging and interactive transactional advertisements.

     The fastest growing medium in history is the Internet. Jupiter Communications estimates that there were 21.9 million U.S. households on-line in 1997 and projects that this figure will increase to 36.5 million households by the year 2000. Business Week estimated that in 1997, there were over 40 million Internet users in the United States alone.

     E-mail enables businesses to target their messages to a single customer or a group of customers. To exploit the full power of the medium, the e-mail message should provide perceived value to the customer and also engage the customer with its interactive features. Properly designed, interactive, intelligent e-messaging can serve the needs of almost any business.*

     The Interactive Messaging Platform is designed to facilitate customer care, direct marketing and advertising services and will offer numerous features including electronic receipts or notifications; interface capability with popular personal financial software, automatic "click to respond" capability to outbound direct marketing; embedded Java based full motion ad banners and a secure payment transaction capability.*

     Target customers for First Virtual's Interactive Messaging Platform will include companies, who possess some degree of Internet savvy, with large consumer databases, especially those who value the importance of loyalty marketing and one-to-one relationships. These would include credit card issuers, catalog companies, direct marketers and travel services, such as airlines, rental car agencies and hotel operators. First Virtual is pursuing a multi-channel sales strategy, which includes selling directly to prospective companies and alliances, which include advertising and mail agencies, web integrators and call centers.

     First Virtual is developing the capability to provide high volume, high quality, fully interactive messaging systems for innovative, one-to-one marketing programs.* There are hundreds of e-mail software programs and new e-mail software programs and upgrades are constantly coming on the market. Each of these programs and upgrades has a wide variety of capabilities. First Virtual's messaging system has the ability to track, analyze and determine the capabilities of the end user's e-mail software applications and to automatically provide that consumer with the richest content that their e-mail application can accommodate.* In addition, the Interactive Messaging Platform is being designed to provide a competitive advantage of sending personalized electronic mass e-mail, which is the delivery of personalized and targeted messages to a large number of recipients who have a pre-existing relationship with a business.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

CUSTOMER CARE

     The Company's customer care activities are designed to provide timely, high quality product and technical support to meet the diverse needs of First Virtual's merchant and consumer customers. These support activities facilitate the integration and use of First Virtual's products and services across the Internet. The Company's customer care organization uses an e-mail monitoring system 24 hours a day, seven days a week. In addition to e-mail and toll-free telephone support, customers also have access to numerous self-help reference materials at the Company's Web site.

     The majority of inquiries and support requests to customer care are received via e-mail and processed and responded to using the Company's e-mail based customer support application. Customer care responses match the various experience levels of First Virtual's growing customer base and are closely monitored for accuracy and timeliness. An escalation procedure allows for urgent issues to be resolved by Company personnel who are most knowledgeable about the subject of inquiry. To ensure quality products and services, the Company's customer care team also provides additional testing on all of the Company's new product releases.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's research, development and engineering activities are focused primarily on the design and development of the Interactive Messaging Platform, as well as on increasing the capacity and reliability of existing products and services. The Company has devoted a significant portion of its resources to research, development and engineering programs. The Company's research, development and engineering expenses were $6,687,177, $4,652,582, and $530,809, for the years ended December 31, 1997, 1996 and 1995, respectively. The Company believes that significant research, development and engineering expenditures will be required in order for the Company to remain competitive. Accordingly, the Company expects that research, development and engineering expenses will continue to constitute a significant portion of the Company's overall expenses in the future.*

     The Company believes that its expertise in software development is a significant competitive advantage.* The Company has world-class expertise in e-mail technology with particular emphasis on e-mail-based distributed services. The Company also has substantial expertise in other key areas of Internet-related technology, such as Java and cryptography, as well as in the development of scalable and reliable distributed systems. The Company's research and product development team includes, among others, Dr. Marshall Rose and Dr. Nathaniel Borenstein, experts in a number of Internet technologies. The Company believes its ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership.*

     The Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is critical to the Company's future success.* There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's current services are designed around certain widely used and accepted standards, including the MIME and SMTP e-mail standards and upon process-based security via an e-mail confirmation. Current and future use of the Company's services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

COMPETITION

     The market for products and services that enable interactive messaging capabilities and the sale of goods and services over the Internet is intensely competitive, and, to the extent commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for interactive messaging services, Internet payment systems and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

     The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as PostX Corporation, Axicom, ReplyNet, InfoBeat, Inc., Email Publishing Inc., Cyber Data Systems, Inc., America Online, Inc. and Juno Online Services. The Company also competes with Narrative Communication in the interactive advertising arena and with BroadVision Inc., Intellipost Corporation and E-Care Group, Inc. for one-to-one marketing, as well as with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers. The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., BlueMoney, Open Market, Inc. and VeriFone, Inc. and providers of electronic cash payment systems such as DigiCash, Inc. The Company expects that credit card processors and acquiring banks or third party companies will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, American Express, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and, as such, the Company may be at a competitive disadvantage. For example, in July 1997, Visa announced its intention to waive its transaction fees, beginning in April 1998 for a two year period, for credit card transactions over the Internet that use the SET protocol.

     The Company may experience additional competition from Internet service providers and Internet directory companies who enter the market for both interactive messaging services and Internet payment services. Companies such as America Online, Microsoft Corp., IBM Corp., Integrion, AT&T, Hewlett-Packard Company, and Netscape Communications Corporation which possess large, existing customer databases or ready distribution channels, could develop, market or resell a number of messaging services or payment alternatives. Such major information technology providers may also choose to enter the market for messaging services or secure Internet payments, by acquiring one of the Company's existing competitors or by forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively. For instance, in June 1997, Hewlett-Packard Company, acquired VeriFone and now promotes VeriFone's Internet technologies. Netscape has established relationships with VeriFone and CyberCash, and it announced in February 1997 that it would recommend use of VeriFone's and CyberCash's secure payment systems to Netscape commerce server users. Additionally, competitors such as Checkfree Corporation may emerge to provide payment systems based on alternative systems or methods other than credit cards or digital cash, such as Internet checking transaction systems. The Company believes that mail order companies and companies that sell from catalogues using "800" telephone numbers also compete with Internet payment systems. As the Company delivers the Interactive Messaging Platform and expands the applications of its VirtualPIN architecture, it will compete with a broader range of companies including traditional advertising, merchandising and direct marketing companies as well as additional entrants into the interactive Internet communications market. Moreover, to date the predominant method of reducing the risks associated with transmission of credit card information over the Internet has been use of public key encryption software provided by RSA Data Security, Inc. ("RSA"), a subsidiary of Security Dynamics Technology, Inc. RSA's encryption technology (Secure Socket Layer) is incorporated in Web server and browser products offered by Netscape, Microsoft and other vendors, and thus has the largest installed base of any technology for payment security. In addition, credit card information relating to commercial transactions over the Internet is frequently directly transmitted in an unprotected form (i.e. "in the clear" transactions).

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

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily upon copyright, trade secret and trademark law to protect its technology. The Company has no patents. The Company has applied for two U.S. patents on portions of its FVIPS system. Additionally, in the first quarter, 1998, the Company filed four U.S. patent applications covering portions of its multi-media technology. In the fourth quarter, 1997, the Company received notices of allowance from the Patent and Trademark Office ("PTO") with respect to both of the FVIPS patent applications and these patent applications are expected to issue as patents in 1998.* There is no assurance that the PTO will not withdraw the allowance of either or both of these patent applications. There can be no assurance that patents will issue from any pending applications, or that any patents, if granted, would survive a legal challenge to their validity, or that any rights granted thereunder would provide adequate protection. Also, there can be no assurance that any patents, if granted, could not be circumvented. The Company generally enters into confidentiality and assignment agreements with its employees, consultants and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization or to develop similar services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of the Company's services. To license its software to merchants, the Company often relies upon on-screen licenses that are not manually signed by the end users and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, third parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult, particularly in a global environment in which the Company operates, and the laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware of patents held by independent third parties in the area of Internet payment systems and electronic communications. No assurance can be given as to the applicability of such patents to the Company's services and technologies. The assertion of these patent rights, if successful, could result in substantial cost to the Company. There can be no assurance that the Company's services are not, or in the future will not be, within the scope of such patents or any other existing or future patents, and any litigation arising thereunder, even if successfully contested, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company was named as a defendant in a patent infringement suit filed by E-data in August 1995. The suit was dismissed without prejudice in March 1996, and the Company now holds an exclusive license under the Freeny patent for Internet payment systems, E-data's applicable patent for Internet payment systems. In addition, the Company from time to time has received, and may receive in the future, other notices of claims of infringements of other parties' proprietary rights. There can be no assurance that additional claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. If any such claims or actions are asserted, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total of 70 full time employees and 7 part time employees. Of these 77 employees, 37 were in research, development and engineering, 26 were in marketing and sales and 14 were in general and administration. In addition, the Company had under contract 6 consultants and/or contractors.

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

ITEM 2. PROPERTIES

     The Company's corporate facility consists of approximately 20,000 square feet of leased space in San Diego, California. The primary facility lease expires in September 2000. Of this space, approximately 2,400 square feet is subleased to another tenant, through May 31, 1998. The Company is currently considering alternative facilities which may be more appropriate for its current level of operations. In addition, the Company leases space from Paymentech, Inc. within its facilities in Dallas, Texas and Time Warner in San Diego, California. In December 1997, the Company closed its Ann Arbor, Michigan site and was released from its lease obligations at this site. The Company believes that sufficient additional space in San Diego and elsewhere will be available as needed.

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

ITEM 3. LEGAL PROCEEDINGS

     On February 5, 1998, holders of certain promissory notes (the "Noteholders") filed civil actions against the Company seeking to recover the principal and interest which they allege is due. The action was commenced in the Superior Court of the State of California, for the County of San Diego, and is still pending. The court has allowed the plaintiffs to attach approximately $1.5 million of the funds of the Company until final determination of their claims. The Company filed an answer to the Noteholders' complaint on March 11, 1998. If the Company is unable to obtain significant financing, and if there is no favorable resolution of the lawsuit or an acceptable settlement with the Noteholders, the Company intends to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"), in order to protect the interests of its employees, stockholders and other constituents. Regardless of whether the Company is compelled to seek protection under Chapter 11, the Company's ability to continue to operate in accordance with its plan, or at all, will be severely jeopardized as a result of the Noteholder lawsuit.

     First Virtual is currently involved in a dispute which is pending for resolution with the American Arbitration Association. The claimant filed a complaint for breach of contract which seeks the sum of $66,488.71 from First Virtual for financial investor relations work performed by the claimant. The Company has cross-complained, via causes of action for negligence, misrepresentation, breach of contract and fraud, claiming that work was billed that was not performed and that the work product received was inadequate and unprofessional. First Virtual seeks the sum of $40,768.75, which represents the amount of fees paid to the claimant. The case is currently in a discovery phase, with no date set for arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     First Virtual's common stock commenced trading in the over-the-counter market on December 13, 1996 and is quoted on the Nasdaq National Market under the symbol "FVHI". The following table represents the high and low sales prices for the Company's common stock on the Nasdaq National Market.

                                          1997                         1996
                                  ---------------------        ---------------------
                                    HIGH          LOW            HIGH          LOW
                                  --------      -------        --------      -------
First Quarter...............      9    1/2         6 3/4        N/A           N/A
Second Quarter..............      7    1/4         3 1/2        N/A           N/A
Third Quarter...............      7                2 7/8        N/A           N/A
Fourth Quarter..............      5    7/8         2 1/16      9 1/2           9

     The Company has not paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. As of February 19, 1998, there were approximately 254 holders of record and 1,438 beneficial holders of the Company's common stock.

     The Company is currently actively seeking additional equity funding in order to comply with the requirements for continued listing on the Nasdaq National Market. Any failure by the Company to raise adequate equity funding by March 31, 1998 may cause the Nasdaq Stock Market to discontinue the listing of the Company's Common Stock on the Nasdaq National Market. Any such action by the Nasdaq Stock Market would adversely affect the liquidity and market price of the Common Stock. The Company has scheduled a hearing before a committee of the Nasdaq Board of Governors on April 9, 1998 with respect to its listing status on the Nasdaq National Market.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS

                                                                                     MARCH 11, 1994
                                               YEAR ENDED DECEMBER 31,            (DATE OF INCEPTION)
                                      -----------------------------------------   THROUGH DECEMBER 31,
                                          1997           1996          1995               1994
                                      ------------   ------------   -----------   --------------------
Revenue.............................  $  1,450,598   $    695,866   $   197,902        $    3,580
Cost of revenues....................       270,416        265,900       123,375                --
                                      ------------   ------------   -----------        ----------
Gross profit........................     1,180,182        429,966        74,527             3,580
Operating expenses:
Marketing and sales.................     5,424,110      1,836,545       346,400           143,678
Research, development and
  engineering.......................     6,687,177      4,652,582       530,809           307,315
General and administrative..........     4,377,688      4,237,638     1,292,781           358,790
Depreciation and amortization.......     1,097,716        524,124       106,628            16,327
                                      ------------   ------------   -----------        ----------
          Total operating
            expenses................    17,586,691     11,250,889     2,276,618           826,110
                                      ------------   ------------   -----------        ----------
Loss from operations................   (16,406,509)   (10,820,923)   (2,202,091)         (822,530)
Interest income (expense)...........       459,227        130,983       (67,890)          (13,149)
                                      ------------   ------------   -----------        ----------
Net loss............................   (15,947,282)   (10,689,940)   (2,269,981)         (835,679)
Dividends imputed on preferred
  stock.............................    (1,250,000)            --            --                --
                                      ------------   ------------   -----------        ----------
Net loss applicable to common
  shares............................  $(17,197,282)  $(10,689,940)  $(2,269,981)       $ (835,679)
                                      ============   ============   ===========        ==========
Net loss per share, basic and
  diluted...........................  $      (1.94)  $      (1.66)  $     (0.50)       $    (0.26)
Shares used in per share
  computation, basic and diluted....     8,842,367      6,431,893     4,530,008         3,185,606

BALANCE SHEET DATA

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                    1997         1996          1995        1994
                                                 ----------   -----------   ----------   ---------
Cash, cash equivalents and short-term
  investments(1)...............................  $6,331,059   $17,327,971   $2,091,651   $  14,847
Furniture, equipment, software and information
  technology, net..............................  $1,878,893   $ 2,023,861   $  417,653   $ 261,638
Total assets...................................  $9,048,089   $19,692,557   $2,574,826   $ 320,421
Current liabilities............................  $4,769,952   $ 3,236,037   $  622,403   $ 148,672
Notes and amounts payable to stockholders......  $1,692,500   $ 1,912,500   $1,200,000   $ 713,400
Series A convertible preferred stock(2)........  $4,687,500   $        --   $       --   $      --
Stockholders' equity (net capital
  deficiency)..................................  $ (571,869)  $14,944,020   $  752,423   $(541,651)

---------------
(1) On February 5, 1998, a civil lawsuit filed against the Company has allowed the plaintiffs in the suit to attach approximately $1.5 million of the Company's available cash.

(2) See Note 6 in Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-K report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17. Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

     The Company currently operates FVIPS, and is developing (i) the Interactive Messaging Platform, an integrated electronic commerce solution; (ii) a VirtualTAG software "toolkit" which allows users to build their own VirtualTAGs and (iii) a "back end" technology used to monitor performance of VirtualTAGs. The Interactive Messaging Platform is being designed to allow organizations to take advantage of a sophisticated messaging system that facilitates relationship marketing on the Internet and also provides a marketing system with an integrated payment system.* The Interactive Messaging Platform represents the integration of First Virtual's existing services and technology, which includes FVIPS, the VirtualPIN architecture and the VirtualTAG. The Interactive Messaging Platform has not been commercially released and has not generated any revenues or customer commitments to date. The Company anticipates that development and commercial introduction of the Interactive Messaging Platform will entail significant research, development and engineering expenses and sales and marketing expenses during the next four quarters.*

     First Virtual has previously developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture and the Interactive Messaging Platform use e-mail, which has the widest reach and broadest use of any Internet application. FVIPS, a secure and easy-to-use payment system introduced in October 1994, was the Company's first application of the VirtualPIN architecture. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet embedded within a banner ad and is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG is one of the first solutions to take full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.* In December 1996, the Company launched 1Virtual Place, an on-line Internet retail environment. In late June 1997, the Company launched VPIN Central, a web site that presented marketing opportunities for VirtualPIN merchants. In December 1997, the Company decided to focus its efforts on the Interactive Messaging Platform, FVIPS and VirtualTAG related products. As a result of this decision, the Company closed 1 Virtual Place and VPIN Central.

     The Company has incurred net operating losses in each quarter since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $29.7 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as a result of the anticipated significant investments that the Company plans to make in its systems, sales, marketing, research and development, customer support and administrative infrastructure, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

RESULTS OF OPERATIONS

  Revenues

     The Company generates revenues from FVIPS, merchandising, interactive advertising development and consulting, as detailed in the table below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1997         1996        1995
                                                    ----------    --------    --------
Internet payment system...........................  $1,002,554    $532,134    $197,902
Merchandising.....................................      44,744      13,732          --
Interactive advertising development...............     115,000          --          --
Consulting........................................     288,300     150,000          --
                                                    ----------    --------    --------
          Total revenues..........................  $1,450,598    $695,866    $197,902
                                                    ==========    ========    ========

     For the year ended December 31, 1997, revenues increased to $1,450,598 as compared to $695,866 for the year ended December 31, 1996. This increase is attributable to a general increase in all categories of revenue. Revenues from FVIPS benefited from bulk sales of consumer and merchant registrations that occurred at the end of the first quarter 1997. Also, in August 1997, the Company increased the consumer registration fees for both new accounts and renewals. Revenues from merchandising and interactive advertising development increased in 1997, as compared to the year ended December 31, 1996, as First Virtual began selling on-line merchandise in December 1996 and VirtualTAGs in January 1997. Consulting revenue increased for the year ended December 31, 1997 as First Virtual experienced greater demand for Internet related consulting.

     For the year ended December 31, 1996, revenues increased to $695,866 as compared to $197,902 for the year ended December 31, 1995. The primary reason for this growth was the increase in consumer and merchant FVIPS registration fees and transaction processing fees as a result of an increase in the number of consumer and merchant registrations and transactions. The Company also collected $150,000 of consulting fees in 1996 and began selling merchandise through its on-line shopping mall.

  Cost of Revenues

     The Company incurred cost of revenues from FVIPS, merchandising, and interactive advertising development, as detailed in the table below:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Internet payment system............................  $182,563    $256,508    $123,375
Merchandising......................................    41,853       9,392          --
Interactive advertising development................    46,000          --          --
                                                     --------    --------    --------
          Total cost of revenues...................  $270,416    $265,900    $123,375
                                                     ========    ========    ========

     For the year ended December 31, 1997, the cost of revenues related to FVIPS decreased to 18% of FVIPS related revenues. For the years ended December 31, 1996 and 1995, FVIPS related cost of revenues were 48% and 62%, respectively. By enhancing FVIPS with new capabilities and thus replacing services provided by third parties, the Company has been able to reduce FVIPS cost of revenues. The Company has also been able to negotiate more favorable processing agreements with outside service providers, as the volume of FVIPS transactions increased. For the year ended December 31, 1997, merchandising cost of revenues increased to 94% of related revenues, as compared to 68% for the year ended December 31, 1996. This increase was primarily due to a reduction in the Company's margins in order to stay competitive in the retail pricing of its goods. In December 1997, the Company decided to close it merchandising segment and focus its efforts on the Interactive Messaging Platform, FVIPS and VirtualTAG related products. For the year ended December 31, 1997, the Company's interactive advertising development cost of revenues were for the creation of VirtualTAGs.

  Operating Expenses

     Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. The Company anticipates that operating expenses will continue to be substantial due to necessary research, development and engineering for the Interactive Messaging Platform and other newly introduced or enhanced products and services, the need for the Company's marketing and sales organization to introduce and promote such products, and the need for the Company to support new and existing customers.*

     Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $5.4 million for the year ended December 31, 1997, as compared to $1.8 million for the year ended December 31, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.7 million, an increase in advertising and promotional expenses of $785,000, a consulting expense increase of approximately $580,000, a recruiting and relocation expense increase of approximately $110,000, a travel expense increase of approximately $70,000, and a general increase in spending of approximately $355,000 to support the Company's expanding marketing and sales activities. The Company expects that marketing and sales expenses will continue to increase in the future as the Company implements its marketing plan to introduce its Interactive Messaging Platform.*

     For the year ended December 31, 1996, marketing and sales expenses increased to $1.8 million, as compared to $346,000 for the year ended December 31, 1995. This increase resulted primarily from an increase in salaries, wages and payroll taxes of approximately $870,000, an increase in recruiting and relocation costs of $80,000, a travel expense increase of $150,000, a consulting expense increase of $240,000, and a general increase in spending of approximately $114,000 to support the Company's expanding operations.

     Research, development and engineering expenses. Research, development and engineering expenses which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, increased to $6.7 million for the year ended December 31, 1997, as compared to $4.7 million for the year ended December 31, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.7 million, and a general increase in spending of approximately $720,000 to support the expansion of the Company's research, development and engineering activities in San Diego, California, which included the establishment of a second data processing center, offset by a decrease in consulting expenses of approximately $420,000. To date, all of the Company's software development costs have been expensed as incurred. The Company anticipates that research, development and engineering expenses will increase in future periods as the Company leverages the VirtualPIN architecture to offer new products and services, such as the Interactive Messaging Platform, along with enhancing the functionality of FVIPS and VirtualTAGs.*

     For the year ended December 31, 1996 research and development expenses increased to $4.7 million, as compared to $531,000 for the year ended December 31, 1995. This increase resulted in part from the Company expensing approximately $1.7 million in software development costs paid to consultants for the year ended December 31, 1996, as compared to approximately $77,000 for the year ended December 31, 1995. The Company also had an increase in salaries, wages and payroll taxes of approximately $1.7 million, an increase in travel expense of approximately $285,000 and a general increase in spending of approximately $561,000 to support the Company's expansion, which included the establishment of an office in Ann Arbor, Michigan, in October 1996.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

administration of the Company. For the year ended December 31, 1997, general and administrative expenses increased to $4.4 million as compared to $4.2 million for the year ended December 31, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $730,000, and an increase of approximately $520,000 in promotional expenses, offset by a $1.0 million, one-time charge that the Company incurred for the year ended December 31, 1996, relating to a payment to Paymentech Merchant Services, Inc. in consideration for the waiver of certain exclusive processing rights and a general reduction in spending of approximately $50,000.

     For the year ended December 31, 1996, general and administrative expenses increased to $4.2 million, as compared to $1.3 million for the year ended December 31, 1995. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.1 million, a consulting expense increase of approximately $435,000 and an increase in spending of approximately $365,000 to support the general activities of the Company's corporate office. In addition, the Company incurred a one-time charge of $1.0 million for the year ended December 31, 1996, in connection with payment of certain fees to Paymentech Merchant Services, Inc. in consideration for the waiver of certain exclusive merchant processing rights.

     The Company expects to experience significant fluctuations in its future quarterly operating results.* These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's Interactive Messaging Platform; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and FVIPS and the VirtualPIN architecture in particular; fluctuating market demand for the Company's products and services; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for consumer and merchant registration, advertising, messaging, consulting services, transaction processing and co-marketing are subject to change as the Company introduces its Interactive Marketing Platform, develops its VirtualTAG software "toolkit", and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $6.3 million in cash and cash equivalents. In February 1998, pursuant to a civil lawsuit filed against the Company, $1.5 million of the Company's available cash has been attached. The Company is currently actively seeking additional equity financing. Should adequate funds not be secured, the Company's ability to operate in accordance with its plans, or at all, will be severely jeopardized. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available or that, if available, such financing will be obtained with terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be compelled to severely curtail its operations, may be unable to develop or enhance its products and services, or

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's ability to continue as a going concern.

     In October 1997, the Company received net proceeds of $4.9 million from a private placement of securities. Prior to the October private placement, the Company financed its operations primarily through the approximate $15 million net proceeds that was raised in its IPO on December 13, 1996. The Company, prior to the IPO, had raised $13.7 million from the sale and issuance of its Preferred Stock, Common Stock and warrants, and $1.2 million of principal under stockholder lines of credit.

     Holders of certain promissory notes (the "Noteholders") filed civil actions against the Company seeking to recover the principal and interest which they allege is due. If the Company is unable to obtain significant new financing, and if there is no favorable resolution of the lawsuit or an acceptable settlement with the Noteholders, the Company intends to seek relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"), in order to protect the interests of its employees, stockholders and other constituents. Regardless of whether the Company is compelled to seek protection under Chapter 11, the Company's ability to continue to operate in accordance with its plan, or at all, will be severely jeopardized as a result of the Noteholder lawsuit. See "Item 3 -- Legal Proceedings."

     Operating activities used cash of $15.1 million during the year ended December 31, 1997. Net cash used during this period was primarily to fund net operating expenses of $14.8 million (excluding depreciation and amortization), reduce accounts payable and other accrued liabilities by $162,700, pay down amounts due to stockholders of $220,000 and increase prepaid expenses, deposits and accounts receivable by $525,500, offset by increases in deferred revenue of $473,000 and accrued interest of $93,500.

     Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $930,000 and $2.1 million for the years ended December 31, 1997 and 1996, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that it is Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its service providers, its customers or the Internet infrastructure could result in a material adverse effect on the Company's business, operating results and financial conditions.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

     The Company has incurred net operating losses in each quarter since its inception in March 1994. As of December 31, 1997, the Company had an accumulated deficit of approximately $29.7 million. To date, the

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

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

     The Company commenced operations in March 1994, and accordingly the Company has a limited operating history upon which to base an evaluation of its business and prospects. To date, substantially all of the Company's revenues have been attributable to the receipt of registration fees from consumers and merchants, transaction processing fees, merchandising fees, sales of VTAGs and consulting fees associated with FVIPS. While the Company has historically devoted its efforts to developing and marketing FVIPS, the Company has recently determined to dedicate substantial resources to developing and implementing its Interactive Messaging System and related services and technologies. The Company's future financial performance will depend significantly on the successful development, introduction and customer acceptance of the Interactive Messaging Platform and other new and enhanced products and services. Demand for new product categories such as the Interactive Messaging System is inherently difficult to predict, and the Company believes that its prior experience in developing and operating FVIPS does not offer a meaningful basis to assess the future prospects of the Interactive Messaging System and related products and services. Accordingly, there is no assurance that a significant market for the Interactive Messaging System, or for any other technologies or services of the Company, will develop, or that the Company will be successful in marketing the Interactive Messaging Platform, FVIPS or any new or enhanced products or services.

UNCERTAINTY OF NASDAQ NATIONAL MARKET LISTING; DILUTION FROM RECENTLY COMPLETED FINANCING; NEED FOR ADDITIONAL CAPITAL PRIOR TO MID-YEAR 1998; UNCERTAINTY OF ADDITIONAL FINANCING

     In October 1997, the Company completed a private placement of securities consisting of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 850,000 shares of Common Stock. Because the Series A Preferred Stock is convertible into Common Stock at a discount below the current market price of the Common Stock and because the price at which such conversion may be effected is the lesser of $5.50 or 80% of the average closing bid price per share of Common Stock for the prior ten days, conversion of the Series A Preferred Stock will result in at least modest dilution to existing investors, and may result in substantial dilution. Additional dilution may result upon the exercise of the Common Stock warrants issued in this financing. In addition, the Company believes that the sale of Common Stock issued upon conversion of the Series A Preferred Stock has exerted, and will continue to exert, significant downward pressure on the market price of the Common Stock. Moreover, holders of Series A Preferred Stock enjoy certain rights and preferences which may adversely affect holders of Common Stock, including a right to quarterly dividend payments and a right to a preference payment in the event of a liquidation or dissolution of the Company. Moreover, the Company will need to raise additional funds to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If adequate funds are not secured, the Company's ability to operate in accordance with its plans, or at all, will be severely jeopardized. In addition, any failure by the Company to raise adequate equity funding by March 31, 1998 may cause the Nasdaq Stock Market to discontinue the listing of the Company's Common Stock on the Nasdaq National Market. The Company has scheduled a hearing before a committee of the Nasdaq Board of Governors on April 9, 1998 with respect to its listing status on the Nasdaq National Market. Any such action by the Nasdaq Stock Market would adversely affect the liquidity and market price of the Common Stock. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be further reduced, stockholders may experience significant additional dilution and such equity securities may also have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. In addition, the Company's ability to raise additional funds prior to the end of April 1998 without the consent of the holders of Series A Preferred Stock is subject to certain limitations. If adequate funds cannot be obtained or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ANTICIPATED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     As a result of the early stage of development of Internet commerce and the Interactive Messaging Platform, and the relatively recent dates of commercial introduction of FVIPS, VirtualTAGs and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience. In particular, it is difficult to forecast revenue expectations for the Interactive Messaging Platform, since currently, the Interactive Messaging Platform strategy is under development. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. To a certain extent, the Company has encountered this problem to date. As a result, the Company has not and may not be able to take advantage of revenue opportunities as quickly as it would hope, because of an effort to scale down its infrastructure to match lower than expected revenues. There can be no assurance that revenues associated with use of the Interactive Messaging Platform, FVIPS or Internet related consulting will increase significantly, or at all. Any material shortfall of demand for the Company's products and services would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

     The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's Interactive Messaging Platform; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and FVIPS and the VirtualPIN and VirtualTAG concept in particular; fluctuating market demand for the Company's products and services including the rate of merchant and consumer registrations; the monthly volume and average dollar amount of transactions using FVIPS; the degree of acceptance of the Internet as an advertising and merchandising medium; the fees charged to the Company by third party processors and financial institutions; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for consumer and merchant registration, advertising, messaging, consulting services, transaction processing and co-marketing are subject to change as the Company introduces its Interactive Marketing Platform, introduces its VirtualTAG software "toolkit", and assesses its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is probable and possible, that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.

RISKS RELATED TO PRODUCT TRANSITION

     The Company has derived substantially all of it revenues to date from FVIPS, VirtualTAGs and related services. In the second quarter of fiscal 1997, the Company determined to refocus it resources on developing and commercializing the Interactive Messaging Platform. Since development of the technologies underlying the Interactive Messaging Platform has not been completed, and since the Interactive Messaging Platform has not yet been implemented other than on a test basis, no assurance can be given that development of the Interactive Messaging Platform will be successfully completed or that the cost of development will not exceed future revenues generated by the Interactive Messaging Platform. In addition, there is no assurance that the Company's current server capacity and communications systems will be adequate to support high volumes of Interactive Messaging Platform usage. A key element of the Company's strategy is to generate a high volume of messages and associated transactions through the Interactive Messaging Platform and FVIPS. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of messages processed by the Company's systems could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. Any additional investment in enhancing the capacity of the Company's server and communications systems may adversely affect the Company's financial condition and operating results, and may result in service delays and interruptions that would adversely impact the Company's revenues and reputation. Moreover, the development and introduction of the Interactive Messaging Platform has required the Company to substantially curtail the resources devoted to development and enhancement of FVIPS and related technologies and services, and has limited the ability of the Company's management and marketing and sales staff to pursue the Company's goal of increasing FVIPS usage, sales of VirtualTAGs and merchant and consumer registrations. Unless the Interactive Messaging Platform is successfully introduced and marketed, and unless revenues from the Interactive Messaging Platform are sufficient to return the cost of its development and to compensate for adverse effect on FVIPS-related and VirtualTAG-related revenues, the Company's business, financial condition and results of operation will be materially and adversely affected.

UNCERTAIN ACCEPTANCE OF INTERACTIVE MESSAGING SERVICES

     The Company's future success depends to a significant degree on the Company's ability to successfully market the Interactive Messaging Platform and related services. The Interactive Messaging Platform has not yet been commercially introduced and the Company has to date not secured any significant customer commitments to license, use or implement the Interactive Messaging Platform. Moreover, market demand for new product and service categories such as interactive messaging is inherently uncertain. The Interactive messaging platform represents a departure from the traditional methods of marketing and information exchange employed by the Company's target customers, who have typically relied predominantly on advertising and direct mail to attract new customers and maintain customer relationships. Acceptance of the Interactive Messaging Platform will require a transition to new ways of conducting business by enterprises that have already made substantial investments in other means of conducting commerce and exchanging information. Accordingly, the market prospects for the Interactive Messaging Platform are highly uncertain. Moreover, although the Company believes that the Interactive Messaging Platform will prove to be an efficient and cost-effective marketing and relationship-management vehicle for a broad variety of customers, there is no assurance that prospective customers will be able to implement the Interactive Messaging Platform without substantial additional cost, or that the cost-efficiency of the Interactive Messaging Platform will compare favorably with traditional methods of marketing and information exchange for most customers. Failure of the Interactive Messaging System to meet customers' demands for efficacy and cost-efficiency may result in a decline in use of the Company's interactive messaging services over time and would materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

     A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card issuers, catalog companies, direct marketers, travel services, which include airlines, rental cars agencies and hotel operators, to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with such entities in an effort to enhance the Company's ability to penetrate the market for interactive messaging and Internet payment services, such relationships are nonexclusive and have not resulted in any comprehensive or measurable increase in the Company's revenues to date. For instance, in 1997 the Company granted certain equity incentives to First Data Corporation ("FDC") and General Electric Capital Corporation ("GECC"), in order to induce FDC and GECC to meet certain goals for promoting FVIPS usage. FDC and GECC did not meet the performance targets and the equity incentives expired. No assurance can be given that the Company will be able to develop strategic relationships or that any such relationship will prove to be effective in creating demand for the Interactive Messaging Platform or in expanding the Company's merchant and consumer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet commerce solutions.

     The operation of the Interactive Messaging Platform and FVIPS is dependent on the continued availability and reliability of collateral telecommunications. FVIPS is also dependent on the continued availability and reliability of information processing and financial clearance systems. In particular, the Company is substantially dependent on Paymentech Inc., Northern Trust Company and Electronic Data Systems, Inc. for certain financial transactions services relating to the operation of FVIPS. In addition, the Company is substantially dependent on MCI Communications Corp. and WorldCom Inc. for collateral telecommunication services. There can be no assurance that these companies will continue to provide collateral services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of service by a collateral services provider also would be likely to result in the disruption of the operation of the Interactive Messaging Platform and FVIPS, with an attendant loss of revenues and potential loss of customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNDEVELOPED AND RAPIDLY CHANGING MARKETS

     The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. Acceptance and usage of the Interactive Messaging Platform is dependent on continued growth in use of e-mail as a primary means of communications by businesses and consumers. Increased usage of interactive messaging is also contingent on acceptance of e-mail as a vehicle for targeted marketing of products and services, and on the ability of the Company to successfully differentiate its services from random mass e-mailing products and services which have encountered substantial resistance from consumers. Similarly, increased usage of FVIPS is contingent on substantial and sustained growth in sales of consumer products and services on the Web. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for the Company's products and services will develop to sustain the Company's business.

     The Company's success is critically dependent on the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of Internet commerce. There can be no assurance that use of e-mail as a primary method of communication or commerce over the Internet will become widespread, that a market for the Company's products and services will emerge or that the Interactive Messaging Platform, FVIPS or other applications using the VirtualPIN architecture will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the Internet infrastructure is not adequately expanded or managed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

     The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. In particular, future growth of e-mail as a pre-eminent method of communication, depends on growing user preference of e-mail over traditional means of communication, and on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for the Interactive Messaging Platform, VirtualTAGs, financial transactions over the Internet, or any substantial commercial use of the Internet, will develop. There can be no assurance that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the novelty of the medium recedes. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or e-mail communication to achieve increased acceptance and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. Accordingly, there can be no assurance that e-mail messaging or Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet becomes unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

     The market for products and services that enable interactive messaging capabilities and the sale of goods and services over the Internet, is intensely competitive, and, to the extent that commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for interactive messaging services, Internet payment systems and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

     The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as PostX Corporation, Axicom, ReplyNet, InfoBeat, Inc., Email Publishing Inc., Cyber Data Systems, Inc., America Online, Inc. and Juno Online Services. The Company also competes with Narrative Communication in the interactive advertising arena and with BroadVision Inc., Intellipost Corporation and E-Care Group, Inc. for one-to-one marketing, as well as with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers. The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., Bluemoney, Open Market, Inc. and VeriFone, Inc. and providers of electronic cash payment systems such as DigiCash, Inc. The Company expects that credit card processors and acquiring banks or third party companies will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, American Express, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and as such the Company may be at a competitive disadvantage. For example, in July 1997, Visa announced its intention to waive its transaction fees, beginning in April 1998 for a two-year period, for credit card transactions over the Internet that use the SET protocol.

     The Company may experience additional competition from Internet service providers, advertising and direct marketing agencies and other large established businesses who enter the market for either interactive messaging services and Internet payment services. Companies such as America Online, Microsoft Corp., IBM Corp., Integrion, AT&T, Hewlett-Packard Company, Netscape Communications Corporation, Harte-Hanks Data Technology, ADVO, The Interpublic Group of Companies, Inc. and Foote, Cone and Belding, which possess large, existing customer bases, substantial financial resources and established distribution channels, could develop, market or resell a number of messaging services or payment alternatives. Such potential competitors may also choose to enter the market for messaging services or secure Internet payments, by acquiring one of the Company's existing competitors or by forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively. Moreover, FVIPS competes with public key encryption software provided by RSA Data Security, Inc. ("RSA"), a subsidiary of Security Dynamics Technology, Inc., the predominant method of reducing the risks associated with transmission of credit card information over the Internet. RSA's encryption technology (Secure Socket Layer) is incorporated in Web server and browser products offered by Netscape, Microsoft and other vendors, and thus has the largest installed base of any technology for payment security. In addition, credit card information relating to commercial transactions over the Internet is frequently directly transmitted in an unprotected form (i.e. "in the clear" transactions).

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

     The Company's products and services are designed around current technical standards, and the Company's current and future revenues are dependent on continued industry acceptance of such standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively doing so. There can be no assurance that the Company's products and services will achieve market acceptance, that the Company will be successful in developing and introducing new products and services that meet changing customer needs and respond to technological changes or emerging industry standards in a timely manner, if at all, that the standards upon which the Company's products and services are or will be based will be accepted by the industry or that products, services or technologies developed by others will not render the Company's products and services noncompetitive or obsolete. The inability of the Company to respond to changing market conditions, technological developments, emerging industry standards or changing customer requirements or the development of competing technologies or products that render the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF DEFECTS AND DEVELOPMENT DELAYS

     Products and services based on sophisticated software and computing systems often encounter development delays, and the underlying software may contain undetected errors and failures when introduced or when usage increases. The Company may experience delays in the development of the software and computing systems underlying the Company's services. In addition, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in the underlying software or that the Company will not experience development delays, resulting in delays in the commercial release of its products and services or in the market acceptance of its products and services, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF CAPACITY CONSTRAINTS

     A key element of the Company's strategy is to generate a high volume of messages and associated transactions through the company's Interactive Messaging Platform and FVIPS. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of messages and transactions could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. As of this filing, the Company has not yet released the Interactive Messaging

Platform commercially and has no experience as to the strain that large volumes of messages might have on its systems. The Company has and intends to make substantial investments to increase its server capacity by adding new servers and upgrading its software, when necessary. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers, e-mail clients and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

     The rapid development necessary for the Company to exploit the market opportunity for the Interactive Messaging Platform, VirtualTAGs, FVIPS and its other services requires an effective planning and management process. As of December 31, 1997, the Company had five executive officers. Two officers were replaced during the second quarter of 1997. The Company accepted resignations from both Michael Schauer, President of Financial Services, and Thomas Daniel, Vice President of Merchant Services, and the Company hired as officers Keith Kendrick, Vice President of Marketing and Dr. Carolyn Turbyfill, Vice President of Engineering and Operations. In October 1997, Mr. Kendrick was promoted to President. In January 1998, the Company accepted a resignation from Philip Bane, Secretary and General Counsel. Also in January 1998, Nathaniel Borenstein relinquished his officer position, but continues to serve as a scientist to the Company. At the time of this filing, these two officer positions will not be replaced. In addition, John M. Stachowiak, the Company's Vice President, Finance and Administration and Chief Financial Officer, has informed the Company that he intends to cease full-time employment with the Company during the next fiscal quarter. The Company has not designated a successor for Mr. Stachowiak. In February 1998, the Company hired David Ehrenthal, Vice President of Marketing and Sales. The Company's success depends to a significant extent on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the new executive team will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty, and most likely in the future, will continue to experience difficulty in integrating or replacing members of management's team from a variety of industry backgrounds. It is uncertain whether all members of the current management team can be successfully assimilated or replaced. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain current management and to attract and retain qualified personnel in the future. The Company's failure to assimilate executives, or the failure of any of the executives to perform effectively, or the loss of any such executive, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The introduction of the Interactive Messaging Platform, the development of the VirtualTAG software "toolkit" and the Company's efforts to grow the Company's customer base and transaction volume, has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability of the Company to effectively manage available resources, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON REPEATED CUSTOMER USE OF FVIPS

     The future success of FVIPS and related services is dependent on its ability to expand its base of merchants and consumers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by consumers. There can be no assurance that the Company's historic rate of VirtualPIN use per consumer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. In addition, the Company anticipates that it may need to modify consumer and merchant registration and renewal fees from time to time in the future and may need to modify its transaction rates charged to merchants. In late August 1997, the Company increased new consumer registration and renewal fees. At the time of this filing, both the number of new consumer registrations and the number of consumer renewals have declined, as a result of the Company implementing its new fee structure. Because the fee change was only implemented in late 1997, there can be no assurance as to the aggregate effect of the fee change on the Company's operating results. Any further modification in the fee structure may result in further significant consumer and merchant attrition or reduce future consumer and merchant registrations. Significant consumer or merchant attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations.

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

RISKS OF SYSTEMS FAILURES; LACK OF INSURANCE AND SECURITY RISKS

     The Company's services are dependent on the Company's ability to protect its computer equipment and the information stored in its data centers against loss or damage that may be caused by system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. The Company's data center and servers are currently located in San Diego, California, and at a facility in Dallas, Texas. There can be no assurance that a system failure at either of these locations would not materially and adversely affect the Company's ability to provide its products and services.

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

     Although the Company carries property, errors and omissions, crime and business interruption insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of e-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. In August 1995, the Company experienced a 78-hour disruption in its systems which resulted in interruption of service to all merchants and consumers for such period. In addition, in July 1997, the Company experienced a situation that required unscheduled database maintenance to be performed. As a result, transactions were held in a queue for 4 hours until the database maintenance was complete. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its merchants and consumers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's operations have been reviewed by MasterCard and Visa which currently are the sole payment methods accepted by the Company. Visa has issued to Paymentech Inc., several conditions which govern Paymentech Inc.'s processing of transactions for the Company over the Visa system. These conditions, among other things, establish a maximum dollar amount and aging of small-dollar transactions that the Company can accumulate before they are submitted to the Visa system for processing, and establish procedures for handling chargebacks involving such bundled transactions. The Company does not believe that these conditions materially burden the Company's current operations. The conditions were initially issued pursuant to an oral communication and were due to expire on December 31, 1995. The conditions were renewed until the later of the adoption of industry-wide operating regulations addressing Internet transactions or December 31, 1997. At December 31, 1997, the Internet transaction operating regulations had not been adopted, thus, the conditions were renewed until December 31, 1998, with Visa's concurrence. To date, MasterCard has not issued any conditions that are specific to the Company's operations. While the Company hopes that it will be able to comply with Visa's future operating regulations and regulations issued by any other credit card association, there can be no assurance that it will be able to do so or that compliance will not have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance, if the operating regulations have not been adopted, that the conditions agreement between Paymentech Inc. and Visa, or related agreements between Paymentech Inc. and the Company and other payment providers, will be issued or extended, if at all, on terms that do not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company manages these risks through its risk management systems and internal controls The Company currently requires explicit authorization by consumers prior to initiating a charge of the consumer's credit card, holds funds for 91 days for merchants who do not qualify for accelerated settlement terms and subjects merchants who attempt to so qualify to a screening process, and holds qualified merchants' funds for three to five business days. As a result, the Company believes that the risks associated with widespread chargebacks by customers are minimized, but there can be no assurance that chargebacks will not increase significantly in the future as the volume of FVIPS transactions increases and as more merchants of goods and services requiring physical delivery begin to use FVIPS. There also can be no assurance that the Company will not change FVIPS in a manner that increases the risk of exposure to chargebacks, or that the Company's reserves will be sufficient to protect the Company from increased chargebacks. A significant increase in chargebacks could materially and adversely affect the Company's business, financial condition and results of operations.

RISK OF CHANGES IN CONSUMER PERCEPTIONS

     The Company's future is in part dependent on the development of demand for products and services that support transactions processed by FVIPS over the Internet and, in particular, use credit card-based payment mechanisms. Demand for secure payment solutions, including FVIPS, has been fueled in part by wide-spread fears of the risks associated with the potential theft of credit card account numbers transmitted over the Internet and other manifestations of Internet-based credit card fraud. Such consumer perceptions of the risks associated with credit card-based Internet transactions have received substantial media attention, but may lack empirical support. In addition, the Company believes that most consumers may be unaware that the potential liability resulting from fraudulent charges to their credit card accounts is limited by federal laws that limit the liability of cardholders for unauthorized use of their card to no more than $50. Any change in consumer perception of the incidence of credit card account number theft over the Internet, or the potential liability attendant to such fraud, could impact the demand for Internet security mechanisms, including FVIPS. Any such decline in the perceived need for the security which the Company believes to be a principal feature of FVIPS could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14 (a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers.

Such officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were satisfied.

     The Company's Board of Directors currently consists of four persons, divided into three classes serving staggered terms of office. Currently there are two directors in Class I and one director in each of Class II and Class III. All Class I directors are to be elected at the Annual Meeting. The Directors elected at the Annual Meeting will serve for a three-year term, or until his or her successor has been duly elected and qualified. The executive officers and directors of the Company and their ages as of December 31, 1997 are as follows:

           NAME                AGE                          POSITION
           ----                ---                          --------
Lee H. Stein...............     44    Chairman of the Board and Chief Executive Officer
Marshall T. Rose...........     36    Technical Advisor, Office of the Chairman
John M. Stachowiak.........     45    Vice President, Finance and Administration and Chief
                                      Financial Officer
Keith S. Kendrick..........     40    President
Carolyn Turbyfill..........     43    Vice President, Engineering and Operations
Scott Loftesness(2)........     50    Director
Pamela H. Patsley(1)(2)....     41    Director
Stephen C. Marcus(1).......     65    Director

---------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

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

     Mr. Stachowiak has served as the Company's Vice President, Finance and Administration and Chief Financial Officer since October 1996. From August 1996 to October 1996, Mr. Stachowiak served as Chief Administrative Officer of the Company. Mr. Stachowiak also served as a consultant to the Company from May 1996 to August 1996. Mr. Stachowiak served as Vice President, Finance and Administration and Chief Financial Officer of NeoPath, Inc., a medical device company, from October 1994 to April 1996. Mr. Stachowiak served as Vice President, Administration and Process Improvement of US West New Vector Group, Inc. from January 1991 to October 1994 and as Vice President, Finance and Administration and Chief Financial Officer from July 1987 to December 1990.

     Mr. Kendrick served as Vice President of Marketing from May 1997 until October 1997, when he was promoted to President of the Company. From May 1992 to May 1997, Mr. Kendrick served as a Senior Vice President of AT&T, and was instrumental in developing their "smart card" technology and other forms of electronic commerce. While at AT&T, Mr. Kendrick sat on the US Founder's Council of Mondex, where he worked to develop the business plan for this multi-corporation alliance. Mr. Kendrick served as a Senior Vice President for MasterCard International Incorporated from August 1985 to May 1992.

     Dr. Carolyn Turbyfill has served as Vice President, Engineering and Operations since June 1997. From July 1996 to June 1997, Dr. Turbyfill served as a Vice President at Pretty Good Privacy (PGP), where she was responsible for leading development efforts, international sales and strategy for PGP's security and encryption products. Dr. Turbyfill directed The Internet Commerce Group for Sun Microsystems from January 1994 to July 1996, who developed the SunScreen SPF-100 product, the SKIP protocol for IP layer encryption and a certifying authority for SunScreen customers.

     Mr. Loftesness has served as a director of the Company since November 1996. Mr. Loftesness is Group Executive of First Data Merchant Systems group of First Data Corporation. First Data Merchant Systems is responsible for service management, product and systems development and systems and network operations for all of First Data's merchant payment processing activities. Prior to joining First Data in 1994, Mr. Loftesness held a series of payment systems, systems development and business development positions at Visa International from 1985 to 1989 and 1991 to 1994, Fidelity Investments from 1989 to 1991 and IBM from 1969 to 1985. Mr Loftesness is also a director of Com21, Inc.

     Ms. Patsley has served as a director of the Company since December 1995. Ms. Patsley has been President, Chief Executive Officer and a director of Paymentech, Inc. since December 1995. She has also served as President and Chief Executive Officer of Paymentech Merchant Services, Inc., a wholly-owned subsidiary of Paymentech, Inc., since December 1991, Executive Vice President and Manager since July 1990, and as Chairman of the Board of First USA Financial Services, Inc., a wholly-owned subsidiary of Paymentech, Inc., since August 1994. Ms. Patsley has also served as Executive Vice President and Secretary of First USA, Inc. from July 1989 until June 1997 and as Chief Financial Officer from January 1987 to April 1994. Ms. Patsley is also a Director of Adolf Coors Company and Coors Brewing Company.

     Mr. Marcus has served as a director of the Company since December 1997. Mr. Marcus founded Mars Graphic Services, Inc. ("Mars") in 1973, growing it into a leading commercial printing company with direct mail and telemarketing divisions. Mars went public in 1986 and subsequently completed a reverse acquisition of DiMark Inc., a major direct marketing firm. Dimark was acquired by Harte-Hanks Communications in 1995. Mr. Marcus served on the board of Harte-Hanks and Rodale Press. Prior to founding Mars, Mr. Marcus was a senior executive with Mid-City Press and Liess-Marcus Company.

     The Board of Directors is divided into three classes with each director serving a three-year term and one class being elected at each year's annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

     Directors of the Company receive reimbursement of expenses for attending meetings of the Board of Directors. During fiscal 1997, Stephen Marcus received a fully-vested option to purchase 5,000 shares of the Company's common stock at an exercise price of $4.375 per share upon joining the Board in November 1997. Each of Tawfiq N. Khoury, John A. McKinley, Scott J. Loftesness, Pamela H. Patsley and Jon M. Rubin received an option to purchase 2,000 shares of the Company's common stock at an exercise price of $6.375 on June 20, 1997. In January 1998, the Board determined that, in the future, non-employee directors shall receive an option to purchase 20,000 shares of the Company's common stock upon such directors election to the Board ("the Initial Grant") and an option to purchase 10,000 shares of the Company's common stock immediately following each of the Company's annual meeting of the stockholder ("the Annual Grant"). Initial Grants and Annual Grants shall be made under the Company's 1995 Stock Plan and shall vest over a four-year period.

     Mr. Loftesness has notified the Company that he holds the aforementioned option for the benefit of his employer, First Data Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company for services rendered during the fiscal year ended December 31, 1997 by the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company ("Named Executive Officers"), based upon salary and bonus earned by such executive officers in fiscal 1997:

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                     COMPENSATION
                                                                    --------------
                                                                      SECURITIES
                                        ANNUAL COMPENSATION           UNDERLYING
            NAME AND               -----------------------------       OPTIONS         ALL OTHER
       PRINCIPAL POSITION          YEAR     SALARY        BONUS     (# OF SHARES)     COMPENSATION
       ------------------          ----    --------      -------    --------------    ------------
Lee H. Stein.....................  1997    $240,000      $    --             --         $    --
  Chairman and Chief Executive     1996     240,000(1)        --        725,000              --
  Officer                          1995          --           --             --              --
Michael D. Schauer(2)............  1997     183,344       45,834             --          28,173(3)
  Former President                 1996     260,626(4)        --        225,000          97,554(5)
Nathaniel S. Borenstein(6).......  1997     200,000           --         55,000              --
  Former Chief Scientist           1996     224,000           --        114,500              --
                                   1995     130,000           --         16,700              --
Marshall T. Rose.................  1997     200,000           --         81,964              --
  Technical Advisor to the         1996     188,750(7)        --        100,000              --
  Chairman                         1995      39,241           --          4,555              --
John M. Stachowiak...............  1997     200,000           --         55,000          63,056(9)
  Vice President, Finance and      1996     164,447(8)        --        125,000              --
  Administration, Chief Financial
  Officer

---------------

(1) Mr. Stein first received a salary on January 1, 1996 with fifty percent of his compensation deferred. Mr. Stein's deferred wages were paid out in the first quarter of 1997. The deferred amount accrued interest at an annual rate of 7.0%.

(2) Mr. Schauer's full-time employment with the Company terminated in June 3, 1997.

(3) Consists of severance payment in connection with termination of Mr. Schauer's employment with the Company.

(4) Includes deferred bonuses paid out in the first quarter of 1997.

(5) Consists of reimbursement for relocation expenses.

(6) Effective January 16, 1998, Dr. Borenstein relinquished his officer position with the Company, but continues to serve as a scientist to the Company.

(7) Includes $88,750 in consulting fees. Dr. Rose served as a consultant to the Company until July 1996 when he joined the Company as an employee.

(8) Includes $117,000 in consulting fees and $7,863 in reimbursable living expenses. Mr. Stachowiak joined the Company as an employee in October 1996.

(9) Consists of reimbursement of living expenses.

                          OPTION GRANTS IN FISCAL 1997

     The following table sets forth information with respect to stock options granted to Named Executive Officers in the fiscal year ended December 31, 1997.

                            NUMBER OF        % OF TOTAL                                POTENTIAL REALIZABLE
                            SECURITIES        OPTIONS        EXERCISE                    VALUE AT ASSUMED
                            UNDERLYING       GRANTED TO     PRICE PER                  ANNUAL RATES OF STOCK
                             OPTIONS        EMPLOYEES IN      SHARE      EXPIRATION   APPRECIATION FOR OPTION
         NAME             GRANTED(#)(1)    FISCAL YEAR(2)     ($)(3)      DATE(4)             TERM(5)
         ----             --------------   --------------   ----------   ----------   -----------------------
                                                                                          5%          10%
                                                                                      ----------   ----------
Lee H. Stein...........           --              --%         $ n/a            n/a     $    n/a     $    n/a
Michael D. Schauer.....           --              --%           n/a            n/a          n/a          n/a
Nathaniel S.
  Borenstein...........       55,000            4.99%          4.88       10/13/07      168,794      427,759
John M. Stachowiak.....       45,000            4.08%          3.94       08/15/07      111,502      282,570
                              10,000            0.91%          1.00       08/15/07        6,288       25,937
Marshall T. Rose.......      100,000            9.07%          4.88       10/13/07      306,898      777,745

---------------
(1) Options to purchase shares of common stock granted under the 1995 Stock Plan which provide for vesting as to 25% of the underlying common stock one year after the date of grant, then ratably over 36 months thereafter.

(2) Options to purchase an aggregate of 1,102,050 shares of common stock of the Company were granted to employees during the fiscal year ended December 31, 1997.

(3) Options were granted at an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant, as determined by the closing price of the common stock on the Nasdaq National Market on the date of grant.

(4) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated, upon the optionee's death or disability or upon an acquisition of the Company.

(5) This column shows the hypothetical gains or option spreads for the option granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full ten-year term of the option. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the company's estimate or projection of future Common Stock prices.

   AGGREGATE STOCK OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END VALUES

     No options to purchase shares of the Company's common stock were exercised by Named Executive Officers during fiscal 1997.

                         FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED OPTIONS
                                                 AT FISCAL YEAR-END             AT FISCAL YEAR-END(1)
                                           ------------------------------    ----------------------------
                  NAME                     EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                  ----                     -----------      -------------    -----------    -------------
Lee H. Stein.............................    177,083            72,917        $499,374        $205,625
Michael D. Schauer.......................    112,500                --              --              --
Nathaniel S. Borenstein..................    207,675           155,000         610,658              --
John M. Stachowiak.......................     83,125            96,875           3,750           6,250
Marshall T. Rose.........................      4,550           200,000          13,468              --

---------------
(1) Based on the last stock price of the Company's common stock as of December 31, 1997 ($3.00) as reported by the Nasdaq National Market.

BENEFIT PLANS

  1995 Stock Plan.

     The 1995 Stock Plan of the Company provides for the grant of stock options to employees, officers, directors and consultants of the Company and any subsidiaries. Under the 1995 Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Code and options not intended to qualify as incentive stock options. Incentive stock options may only be granted to employees of the Company and any subsidiaries. Under the 1995 Stock Plan, 3,000,000 shares of common stock have been reserved for issuance upon exercise of granted options, of which 1,102,050 shares of common stock were subject to outstanding options as of December 31, 1997.

     The 1995 Stock Plan is administered by the Board of Directors or a committee thereof. Subject to the provisions of the 1995 Stock Plan, the Board or committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including (i) the number of shares of common stock covered by the award, (ii) when the award becomes exercisable subject to certain limitations, (iii) the exercise price of the award and (iv) the duration of the option (which may not exceed ten years and five years in the case of incentive options granted to stockholders who hold more than ten percent of the Company's capital stock). Generally, 25% of shares subject to an option vest at the end of the first year and 1/48 of the shares subject to such option vests each month thereafter. Generally, options must also be exercised upon the earlier of (i) 90 days after the termination of the Optionee's employment or
(ii) ten years. All options are non-transferable other than by will or the laws of descent and distribution.

     The 1995 Stock Plan provides that in the event of a merger of the Company with or into another corporation, the options may be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of such successor corporation. If the options are not so assumed or substituted for, the options shall automatically become fully vested and exercisable. In the event of a proposed dissolution or liquidation of the Company, unexercised options shall terminate immediately prior to the consummation of such dissolution or liquidation.

     Under a compensation reduction plan adopted by Board of Directors in January 1998 (the "Cash Compensation Reduction Plan"), certain employees can elect to reduce the amount of cash compensation that the employee will receive from the Company, and in consideration therefor receive options to purchase common stock of the Company under the 1995 Stock Plan. Under the compensation reduction plan, an employee will receive options to purchase shares of common stock with a value of $3.00 for each dollar by which cash compensation is reduced. The options granted in connection with the Compensation Reduction Plan will vest in monthly increments over a twelve month period and will remain exercisable for ten years.

  Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") provides for the purchase by eligible employees of shares of the Company's common stock. A total of 100,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Code, is administered by the Compensation Committee of the Board of Directors. Employees (including officers and employee directors) of the Company or any subsidiary of the Company designated by the Board for participation in the Purchase Plan are eligible to participate in the Purchase Plan if they are customarily employed for more than 20 hours per week and more than five months per calendar year. The Purchase Plan will be implemented during concurrent 24 month offering periods each of which will initially be divided into four consecutive six-month purchase periods, subject to change by the Board of Directors. Offering periods generally begin in January and July of each year. The Purchase Plan terminates on the earliest of (i) the last business day of December 2006; (ii) the date on which all shares available for issuance have been sold or (iii) the date on which all purchase rights are exercised in connection with an acquisition or change in control of the Company. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions. which may not exceed 20% of an employee's compensation during a purchase period. Shares are purchased on the last day of each purchase period. The price at which stock may be purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company's common stock on the first day of the offering period or the last day of the purchase period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. In addition, participants generally may not purchase stock having a value greater than $25,000 in any calendar year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was formed in January 1996 to review and approve the compensation and benefits for the Company's executive officers, administer the Company's stock option plans and employee stock purchase plan and make recommendations to the Board of Directors regarding such matters. The committee is currently composed of Ms. Patsley and Mr. Loftesness. Ms. Patsley serves as President and Chief Executive Officer of Paymentech Merchant Services, Inc., a beneficial owner of more than 5% of the Company's capital stock. See "Security Ownership of Certain Beneficial Owners and Management." No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

EMPLOYMENT AGREEMENTS AND CHANGE-IN CONTROL ARRANGEMENTS

     In January 1996, the Company entered into an employment agreement with Lee
H. Stein, the Chief Executive Officer and Chairman of the Company's Board of Directors. The employment agreement provides that Mr. Stein shall receive a salary of $240,000 annually (subject to increases by the Company's Board of Directors). The employment agreement further provides that, upon the termination or upon the occurrence of a Change of Control of the Company (as defined in the employment agreement) Mr. Stein's service as Chairman of the Company's Board of Directors (a) Mr. Stein shall receive either $20,000 per month for a period of twelve months following the Triggering Event or a lump-sum payment of $200,000,
(b) Mr. Stein shall further receive all deferred salary and interest accrued on such deferred salary, and (c) all options granted to Mr. Stein pursuant to his employment agreement shall fully vest and become exercisable

     In July 1996, the Company entered into a two-year employment agreement with Marshall T. Rose, Technical Advisor to the Chairman with the Company holding an option for one additional year of service on the same terms. The employment agreement provides that Mr. Rose shall receive a salary of $200,000 per annum.

     In October 1996, the Company entered into an employment agreement with John
M. Stachowiak, Vice President of Finance and Administration and Chief Financial Officer of the Company. Under the agreement, Mr. Stachowiak is entitled to an annual salary of $200,000 and travel expenses of up to $50,000 per year for the first two years of the agreement. The employment agreement, as amended, provides that, if Mr. Stachowiak's position within the Company is eliminated, all options previously granted to Mr. Stachowiak shall fully vest and become exercisable.

     In April 1997, the Company entered into an employment agreement with Keith Kendrick, President of the Company. The employment agreement, as amended, provides (i) Mr. Kendrick receive an annual salary of $215,000, (ii) a bonus of $83,000 for the 1997 fiscal year, (iii) a signing bonus of $15,000 and certain relocation expenses and (iv) that, if upon a Change of Control (as defined in the agreement) Mr. Kendrick's duties with the Company are significantly changed, he may terminate his employment with the Company. Upon a termination under such circumstances, all options previously granted to Mr. Kendrick shall fully vest and become exercisable. In addition, the employment agreement provides that if the Company's cash or cash equivalents fall below $1,500,000, the Company shall pay Mr. Kendrick $100,000 within ten days of Mr. Kendrick's request for payment under the employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of the February 19, 1998, (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director,
(iii) the Named Executive Officers, and (iv) all directors and executive officers as a group:

                                                               SHARES OF COMMON STOCK
                                                               BENEFICIALLY OWNED(1)
                                                              ------------------------
                                                                             PERCENT
                  NAME OF BENEFICIAL OWNER                     NUMBER      OF TOTAL(2)
                  ------------------------                    ---------    -----------
Lee H. Stein(3).............................................  2,230,083       21.97%
  11975 El Camino Real, Suite 300
  San Diego, CA 92130-2542
Paymentech Merchant Services, Inc.(4).......................  1,645,217       15.88%
  1601 Elm Street
  Dallas, TX 75201
Tawfiq N. Khoury(5).........................................  1,357,000       14.13%
  2505 Congress Street, Suite 200
  San Diego, CA 92110
Next Century Communications Corp.(6)........................  1,382,000       14.35%
  1400 Key Boulevard, First Floor
  Arlington, VA 22209
First USA Financial(7)......................................    940,734        9.43%
Nathaniel Borenstein(8).....................................    287,805        2.96%
Marshall T. Rose(9).........................................    256,425        2.70%
Stephen Marcus(10)..........................................     62,600           *
John M. Stachowiak(11)......................................     93,125           *
Scott Loftesness(12)........................................    227,194        2.34%
Pamela H. Patsley(13).......................................  1,645,217       15.88%
All directors & officers as a group (10 persons)(14)........  5,522,748       52.21%

---------------
  *  Less than 1%.

 (1) Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company's knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.
 (2) Based on 9,496,233 shares of common stock outstanding as of February 19, 1998.
 (3) Includes 652,083 shares subject to options exercisable within 60 days of February 19, 1998 and 577,600 shares held by June L. Stein, Mr. Stein's spouse, for her own account. Also includes 64,800 shares held in trusts for the benefit of Mr. Stein's children and 358,000 shares held by The Stein Company, Ltd., of which Stein & Stein Incorporated is the general partner. Mr. Stein and his spouse are the sole shareholders of Stein & Stein Incorporated.
(4) Includes 852,272 shares issuable upon exercise of warrants exercisable in full within 60 days of February 19, 1998 at an exercise price of $0.01 per share. Paymentech Merchant Services, Inc. is a wholly-owned subsidiary of Paymentech Inc. Pamela H. Patsley, a director of First Virtual, is Chief Executive Officer and a director of Paymentech Inc. Includes 7,000 shares issuable upon exercise of an option exercisable within 60 days of February 19, 1998 and 2,000 common shares held by Ms. Patsley.
 (5) Includes 107,000 shares issuable upon exercise of options exercisable within 60 days of February 19, 1998 and 312,500 shares held by the TNKRGK Family Trust dated December 23, 1997, of which Mr. Khoury is a beneficiary. Also includes 937,500 shares held by three separate trusts, each being for the sole benefit of one of Mr. Khoury's three children. Mr. Khoury disclaims beneficial ownership of these shares.
 (6) Includes 137,000 shares subject to options exercisable within 60 days of February 19, 1998. Includes 250,000 shares held by Jon M. Rubin, President of NCCC. Based solely on information in NCCC's report on Form 13G dated February 17, 1998 and 95,000 shares subject to options exercisable within 60 days of February 19, 1998.
 (7) Includes 475,734 shares issuable upon exercise of warrants exercisable in full within 60 days of February 19, 1998 at an exercise price of $0.01 per share.
 (8) Includes 226,505 shares issuable upon exercise of an option exercisable within 60 day of February 19, 1998.
 (9) Includes 4,550 shares issuable upon exercise of an option exercisable within 60 day of February 19, 1998.
(10) Include 1,000 shares issuable upon exercise of an option exercisable within 60 day of February 19, 1998.
(11) Includes 83,125 shares issuable upon exercise of an option exercisable within 60 day of February 19, 1998.
(12) Includes 7,000 shares issuable upon exercise of an option exercisable within 60 days of February 19, 1998. Also includes 220,194 shares held by First Data Corporation ("First Data"), as to which Mr. Loftesness disclaims beneficial ownership. Mr. Loftesness is Group Executive of First Data Merchant Systems, a subsidiary of First Data.
(13) Includes 7,000 shares issuable upon exercise of an option exercisable within 60 days of February 19, 1998 and 2,000 common shares. Also includes 783,945 shares held by Paymentech Merchant Services, Inc. and 852,272 shares issuable upon exercisable of warrants held by Paymentech Merchant Services, Inc., as to which Ms. Patsley disclaims beneficial ownership. Ms. Patsley is President and Chief Executive Officer of Paymentech, Inc., of which Paymentech Merchant Services, Inc. is a wholly-owned subsidiary, and may therefore be deemed to share voting and investment power with respect to such shares.
(14) Includes 1,081,263 shares subject to options exercisable within 60 days of February 19, 1998. Excludes shares held by Paymentech Merchant Services, Inc., First Data, First USA Financial and NCCC.

     The following table sets forth the beneficial ownership of Series A Preferred Stock of the Company as of February 19, 1997 by each person known by the Company to be the beneficial owner of more than 5% of the Company's Series A Preferred Stock, Named Executive Officers or director held shares of Series A Preferred Stock as of such date.

                                                                  SHARES OF
                                                               PREFERRED STOCK
                                                            BENEFICIALLY OWNED(1)
                                                            ----------------------
                                                            NO. OF     PERCENT OF
                 NAME OF BENEFICIAL OWNER                   SHARES      CLASS(2)
                 ------------------------                   -------    -----------
Seth Joseph Antine........................................     60          7.3%
  2120 Bay Avenue
  Brooklyn, NY 11230
Huberfeld Bodner Family Foundation........................    400         48.8%
  152 West 57th Street
  54th Floor
  New York, NY 10019
Millenco LP...............................................    178         21.7%
  111 Broadway
  New York, NY 10006
Murray Huberfeld/David Bodner Partnership.................     65          7.9%
  152 West 57th Street
  54th Floor
  New York, NY 10019

---------------
(1) Except as noted below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Based on 819 shares of Series A Preferred Stock outstanding as of February 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  First Data Transaction

     On August 26, 1996, the Company and First Data Corporation ("First Data") entered into a Securities Purchase Agreement, pursuant to which First Data purchased 200,000 shares of the Company's Series D Preferred Stock at a price of $15.00 per share for an aggregate purchase price of $3.0 million. First Data also received a warrant (the "First Data Warrant") to purchase up to an additional 1,500,000 shares of the Common Stock of the Company at an exercise price ranging from $2.23 to $5.00 per share of Common Stock. The right to exercise the First Data Warrant and the exercise price were conditioned upon First Data securing the registration of a certain number of VirtualPINs.

     The Company and First Data agreed to an amendment to the First Data Warrant in March 1997. Pursuant to such amendment, the deadlines for First Data securing registration of VirtualPINs (on which the exercisability of First Data Warrant is contingent) were altered, and the range of exercise prices for the First Data Warrant was reduced to $1.50 to $4.50 per share. In March 1997, the Company and First Data also entered into a VirtualPIN License Agreement, pursuant to which First Data licensed from the Company 350,000 VirtualPINs, which First Data is permitted to re-license to consumers. The Company received $700,000 in license fees from First Data.

  Services Arrangements

     Since September 12, 1994, Paymentech Merchant Services, Inc. has provided credit card transaction acquisition services to the Company pursuant to a Merchant Credit Card Agreement between the Company and Paymentech Merchant Services, Inc. dated as of that date. The Company paid Paymentech Merchant Services, Inc. $151,284 for the year ended December 31, 1997 pursuant to this agreement.

     In addition, pursuant to a Shareholder Rights Agreement dated December 22, 1995 (the "Shareholder Rights Agreement") among the Company and certain of its stockholders, including Paymentech Merchant Services, Inc., the Company agreed, for a period of four years, not to enter into an agreement with, or otherwise utilize, a payment card transaction acquirer other than Paymentech Merchant Services, Inc. for provision of payment processing services that Paymentech Merchant Services, Inc. is willing and capable of providing at a commercially reasonable price (the "Processing Right"). In August 1996, in connection with the amendment and restatement of the Shareholder Rights Agreement, the Company entered into an agreement with Paymentech Merchant Services, Inc. for the waiver of the Processing Right. In exchange for such waiver, the Company agreed to pay Paymentech Merchant Services, Inc. facility fees totaling $500,000 and transaction surcharges of no less than $500,000 during the forty month period beginning September 1, 1996, depending upon the number of transactions processed through merchant acquirers other than Paymentech Merchant Services, Inc. The Company paid in fees and surcharges pursuant to such agreement in the year ended December 31, 1997.

     The Company believes that the payments for services provided Paymentech Merchant Services, Inc. were no less favorable to the Company than would be charged for similar services by unrelated third parties. Any future transaction between the Company and its executive officers, directors and their affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of the disinterested members of the Board of Directors.

  Indemnification Agreements

     The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by law.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) INDEX TO THE FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   43
Balance Sheets as of December 31, 1997 and 1996.............   44
Statements of Operations for the years ended December 31,
  1997, 1996 and 1995.......................................   45
Statements of Stockholders' Equity (Net Capital Deficiency)
  for the years ended December 31, 1997, 1996 and 1995......   46
Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995.......................................   47
Notes to Financial Statements...............................   48

(A) (2) INDEX TO THE FINANCIAL STATEMENT SCHEDULES

     None required.

(A) (3) INDEX TO EXHIBITS

    NUMBER                           EXHIBIT TITLE
    ------                           -------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Company.
     3.2*     Bylaws of the Company.
     3.3***   Certificate of Designation of Series A Preferred Stock date
              October 23, 1997.
    10.1*     Form of Indemnification Agreement entered into between
              Company and its officers and directors.
    10.2*     The Company's 1994 Incentive and Non-Statutory Stock Option
              Plan.
    10.3*     The Company's 1995 Stock Plan.
    10.4*     The Company's Employee Stock Purchase Plan.
    10.5*     Lee H. Stein Employment Agreement.
    10.6*     Nathaniel S. Borenstein Employment Agreement.
    10.7*     Marshall T. Rose Employment Agreement.
    10.8*     John M. Stachowiak Employment Agreement.
    10.9*     Series A Preferred Stock Purchase Agreement dated as of May
              22, 1995 between the Company and the purchasers named
              therein.
    10.10*    Series B Preferred Stock Purchase Agreement dated as of
              December 22, 1995 between the Company and Paymentech
              Merchant Services, Inc.
    10.11*    Securities Purchase Agreement between the Company and
              General Electric Capital Corporation, dated July 3, 1996.
    10.12*    Warrant to Purchase 47,619 shares of Common Sock, issued to
              General Electric Capital Corporation as of July 3, 1996.
    10.13*    Series D Preferred Stock Purchase Agreement between the
              Company and First Data Corporation, dated August 26, 1996.
    10.14*    Amended and Restated Shareholder Rights Agreement dated
              August 26, 1996 between the Company and First Data
              Corporation.
    10.15*    Warrant to purchase 852,272 shares of Series A Preferred
              Stock, issued to Paymentech, Inc.
    10.16*    Warrant to purchase 475,734 shares of Series B Preferred
              Stock, issued to Paymentech, Inc.
    10.17*    Lease Agreement dated as of February 1, 1996 by and between
              Company and Carmel Valley Partners I (now Spieker
              Properties, L.P.), as amended.

    NUMBER                           EXHIBIT TITLE
    ------                           -------------
    10.18*    Sublease Agreement dated as of June 15, 1996 by and between
              Company and Integrated Medical Systems.
    10.19*    Lease Agreement dated as of April 18, 1996 by and between
              Company and KMD Foundation.
    10.20*    Facilities Agreement dated as of August 14, 1996 between the
              Company and Paymentech, Inc.
    10.21*    Waiver and Amendment dates as of August 20, 1996 between the
              Company and Paymentech, Inc.
    10.22*    Merchant Credit Card Agreement dated as of September 12,
              1994, between the Company and Paymentech, Inc., as amended.
    10.23*    Agreement for Information Technology Services dated as of
              October 12, 1994 between the Company and Electronic Data
              Systems Corporation , as amended.
    10.24*    Consulting and Development Agreement dated as of August 16,
              1996 between the Company and Sybase, Inc.
    10.25*    Master Lease Agreement dated as of October 24, 1996 between the Company and ComDisco, Inc.
    10.26*    Software License Agreement dated March 20, 1997 between the
              Company and Sybase, Inc.
    10.27**   Amended Agreement between the Company and First Data
              Corporation, dated March 31, 1997.
    10.28     Keith Kendrick Employment Agreement.
    10.29     Carolyn Turbyfill Employment Agreement.
    10.30     Amendment to Keith Kendrick Employment Agreement.
    10.31***  Form of Private Placement Purchase Agreement dated October
              20, 1997, between First Virtual Holdings Incorporated and
              certain investors.
    11.1      Statement re: Computation of Per Share Earnings.
    23.1      Consent of Ernst & Young, Independent Auditors.
    27.1      Financial Data Schedule.
    27.2      Restated Financial Data Schedule for year ended 1996.

---------------
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File #333-14573).
** Previously filed as exhibit to the Company's Form 10 Q, March 31, 1997 (SEC File #000-21751).
*** Previously filed as exhibit to the Company's Form 8-K, October 22, 1997 (SEC
    File #000-21751).

(B) REPORTS ON FORM 8-K

     A Form 8-K report, dated October 22, 1997, was filed on October 23, 1997, reporting information under Item 5 of Form 8-K. The following exhibits were filed as part of the Form 8-K:

     Exhibit 99.1 -- Press release dated October 23, 1997.

     Exhibit 99.2 -- Certificate of Designation of Series A Preferred Stock dated October 15, 1997.

     Exhibit 99.3 -- Form of Private Placement Purchase Agreement dated October 20, 1997, between First Virtual Holdings Incorporated and certain investors.

(C) EXHIBITS

     See (a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above

                                   SIGNATURE

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST VIRTUAL HOLDINGS INCORPORATED

Dated: March 26, 1998                     By:       /s/ LEE H. STEIN

                                            ------------------------------------
                                                        Lee H. Stein
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     By signing this Form 10-K, I hereby appoint each of Lee H. Stein and John
M. Stachowiak as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and dates indicated.

                   SIGNATURE                                       TITLE                      DATE
                   ---------                                       -----                      ----

                /s/ LEE H. STEIN                        Chairman of the Board Chief      March 26, 1998
------------------------------------------------       Executive Officer (Principal
                  Lee H. Stein                              Executive Officer)

             /s/ JOHN M. STACHOWIAK                     Vice President, Finance and      March 26, 1998
------------------------------------------------    Administration and Chief Financial
               John M. Stachowiak                    Officer (Principal Financial and
                                                            Accounting Officer)

              /s/ SCOTT LOFTESNESS                               Director                March 26, 1998
------------------------------------------------
                Scott Loftesness

             /s/ PAMELA H. PATSLEY                               Director                March 26, 1998
------------------------------------------------
               Pamela H. Patsley

             /s/ STEPHEN C. MARCUS                               Director                March 26, 1998
------------------------------------------------
               Stephen C. Marcus

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
First Virtual Holdings Incorporated

     We have audited the accompanying balance sheets of First Virtual Holdings Incorporated as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Virtual Holdings Incorporated at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has insufficient working capital to finance its planned operations through 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan as to this matter is described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

San Diego, California
January 16, 1998
except for the first paragraph of Note 6 and Note 10, for which the date is March 20, 1998

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents(1)..............................  $  6,331,059    $ 17,127,971
  Short-term investment, available-for-sale.................            --         200,000
  Accounts receivable.......................................       207,985          88,278
  Prepaid expenses and other................................       418,615          83,840
                                                              ------------    ------------
       Total current assets.................................     6,957,659      17,500,089
Furniture, equipment and software, net (Note 2).............     1,859,048       1,964,635
Information technology, net (Note 5)........................        19,845          59,226
Organization and other costs, net...........................        77,630         105,798
Deposits and other..........................................       133,907          62,809
                                                              ------------    ------------
       Total assets.........................................  $  9,048,089    $ 19,692,557
                                                              ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $  1,440,224    $  1,626,198
  Accrued compensation and related liabilities..............       370,741         372,739
  Accrued interest..........................................       289,903         196,340
  Deferred revenue..........................................       537,790          64,683
  Current portion, due to stockholders (Note 3).............     1,530,000         400,000
  Directors and officers insurance payable..................       275,415              --
  Other accrued liabilities.................................       325,885         576,077
                                                              ------------    ------------
       Total current liabilities............................     4,769,958       3,236,037
Amount due to stockholder (Note 3)..........................       162,500         312,500
Notes payable to stockholders (Note 3)......................            --       1,200,000
                                                              ------------    ------------
       Total long term liabilities..........................       162,500       1,512,500
Commitments (Note 5)
Series A convertible preferred stock (Note 6)...............     4,687,500              --
Stockholders' equity (net capital deficiency) (Note 7):
  Series A convertible preferred stock, $0.001 par value;
     1,000 shares authorized and outstanding at December 31,
     1997; liquidation preference of $5,000,000(2)..........             1              --
  Preferred stock, 5,000,000 shares authorized, none
     outstanding at December 31, 1997 and 1996..............            --              --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized, 8,903,855 and 8,794,812 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................         8,904           8,795
  Additional paid-in-capital................................    26,300,228      25,758,015
  Warrants..................................................     3,017,115       3,017,115
  Deferred compensation.....................................      (155,235)        (44,305)
  Accumulated deficit.......................................   (29,742,882)    (13,795,600)
                                                              ------------    ------------
       Total stockholders' equity (net capital
          deficiency).......................................      (571,869)     14,944,020
                                                              ------------    ------------
       Total liabilities and stockholders' equity (net
          capital deficiency)...............................  $  9,048,089    $ 19,692,557
                                                              ============    ============

---------------
(1) Pursuant to a civil lawsuit filed against the Company in February 1998, $1.5 million of the Company's available cash has been attached. (Note 10).

(2) 750 shares of the Series A convertible preferred stock have been classified outside of stockholders' equity (net capital deficiency).
                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues.........................................  $  1,450,598    $    695,866    $    197,902
Cost of revenues.................................       270,416         265,900         123,375
                                                   ------------    ------------    ------------
Gross profit.....................................     1,180,182         429,966          74,527
Operating expenses:
  Marketing and sales............................     5,424,110       1,836,545         346,400
  Research, development and engineering..........     6,687,177       4,652,582         530,809
General and administrative(1)....................     4,377,688       4,237,638       1,292,781
Depreciation and amortization....................     1,097,716         524,124         106,628
                                                   ------------    ------------    ------------
          Total operating expenses...............    17,586,691      11,250,889       2,276,618
                                                   ------------    ------------    ------------
Loss from operations.............................   (16,406,509)    (10,820,923)     (2,202,091)
Interest income..................................       554,587         235,560          20,259
Interest expense.................................       (95,360)       (104,577)        (88,149)
                                                   ------------    ------------    ------------
Net loss.........................................  $(15,947,282)   $(10,689,940)   $ (2,269,981)
Dividend imputed on preferred stock(2)...........    (1,250,000)             --              --
                                                   ------------    ------------    ------------
Net loss applicable to common shares.............  $(17,197,282)   $(10,689,940)   $ (2,269,981)
                                                   ============    ============    ============
Net loss per share, basic and diluted............  $      (1.94)   $      (1.66)   $      (0.50)
Shares used in per share computation, basic
  and diluted....................................     8,842,367       6,431,893       4,530,008

---------------

(1) The year ended December 31, 1996 includes $1,000,000 of expense in connection with obtaining a waiver of an exclusivity provision of an agreement with a stockholder.

(2) The year ended December 31, 1997 includes an imputed dividend on the Series A convertible preferred stock totaling $1,250,000 for discounted conversion terms.

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                        PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                     ---------------------   ---------------------     PAID-IN                    DEFERRED
                                       SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                     -----------   -------   -----------   -------   -----------   ----------   ------------
Balance at December 31, 1994.......           --   $    --     4,083,350   $ 4,083   $   289,945   $       --    $      --
Issuance of common stock for
  services.........................           --        --       135,400       135         5,281           --           --
Issuance of Series A convertible
  preferred stock at $1.76 per
  share for cash, net of issuance
  costs of $71,791.................      551,500       552            --        --       898,297           --           --
Issuance of Series A convertible
  preferred stock at $1.76 per
  share for retirement of notes
  payable, net of issuance costs of
  $7,257...........................      142,044       142            --        --       242,598           --           --
Issuance of Series B convertible
  preferred stock at $3.189 per
  share, net of issuance costs of
  $100,390.........................      783,945       784            --        --     2,398,826           --           --
Issuance of common stock for
  services.........................           --        --        54,500        55        17,385           --           --
Net loss...........................           --        --            --        --            --           --           --
                                     -----------   -------   -----------   -------   -----------   ----------    ---------
Balance at December 31, 1995.......    1,477,489     1,478     4,273,250     4,273     3,852,332           --           --
Issuance of common stock for cash
  and services.....................           --        --        61,126        61        51,776           --           --
Issuance of Series B convertible
  preferred stock at $3.189 per
  share, net of issuance costs of
  $117,110.........................      465,000       465            --        --     1,365,310           --           --
Issuance of warrants...............           --        --            --        --            --    3,017,115           --
Issuance of Series C convertible
  preferred stock at $15 per share
  and shares of common stock at $5
  per share, net of issuance costs
  of $45,934.......................      130,952       131       107,144       107     2,453,828           --           --
Issuance of Series D convertible
  preferred stock at $15 per share,
  net of issuance costs of
  $9,163...........................      200,000       200            --        --     2,990,637           --           --
Deferred compensation related to
  grant of certain stock options...           --        --            --        --        50,567           --      (50,567)
Amortization of deferred
  compensation.....................           --        --            --        --            --           --        6,262
Issuance of common stock for IPO
  net of issuance costs............           --        --     2,000,000     2,000    14,991,067           --           --
Issuance of common stock for
  converted preferred stock upon
  IPO..............................   (2,273,441)   (2,274)    2,273,441     2,274            --           --           --
Issuance of common stock for anti-
  dilutive shares in preferred
  stock conversion.................           --        --        59,876        60           (60)          --           --
Issuance of common stock for
  exercise of stock options........           --        --        19,975        20         2,558           --           --
Net loss...........................           --        --            --        --            --           --           --
                                     -----------   -------   -----------   -------   -----------   ----------    ---------
Balance at December 31, 1996.......           --        --     8,794,812     8,795    25,758,015    3,017,115      (44,305)
Deferred compensation and related
  amortization.....................           --        --            --        --       128,888           --     (110,930)
Accelerated vesting of stock
  options..........................           --        --            --        --        52,137           --           --
Extension of warrants..............           --        --            --        --        50,000           --           --
Issuance of Series A stock, net of
  issuance cost....................          250         1            --        --     1,137,999           --           --
Employee stock purchase plan.......           --        --        22,160        22        74,958           --           --
Issuance of common stock for
  services rendered................           --        --         1,193         1         8,052           --           --
Issuance of common stock for
  exercise of stock options........           --        --        85,690        86        27,679           --           --
Dividend imputed on Series A
  convertible preferred stock,
  classified outside of
  stockholders' equity (net capital
  deficiency)......................           --        --            --        --      (937,500)          --           --
Net loss...........................           --        --            --        --            --           --           --
                                     -----------   -------   -----------   -------   -----------   ----------    ---------
Balance at December 31, 1997.......          250   $     1     8,903,855   $ 8,904   $26,300,228   $3,017,115    $(155,235)
                                     ===========   =======   ===========   =======   ===========   ==========    =========

                                                        TOTAL
                                                    STOCKHOLDERS'
                                                     EQUITY (NET
                                     ACCUMULATED       CAPITAL
                                       DEFICIT       DEFICIENCY)
                                     ------------   -------------
Balance at December 31, 1994.......  $   (835,679)  $   (541,651)
Issuance of common stock for
  services.........................            --          5,416
Issuance of Series A convertible
  preferred stock at $1.76 per
  share for cash, net of issuance
  costs of $71,791.................            --        898,849
Issuance of Series A convertible
  preferred stock at $1.76 per
  share for retirement of notes
  payable, net of issuance costs of
  $7,257...........................            --        242,740
Issuance of Series B convertible
  preferred stock at $3.189 per
  share, net of issuance costs of
  $100,390.........................            --      2,399,610
Issuance of common stock for
  services.........................            --         17,440
Net loss...........................    (2,269,981)    (2,269,981)
                                     ------------   ------------
Balance at December 31, 1995.......    (3,105,660)       752,423
Issuance of common stock for cash
  and services.....................            --         51,837
Issuance of Series B convertible
  preferred stock at $3.189 per
  share, net of issuance costs of
  $117,110.........................            --      1,365,775
Issuance of warrants...............            --      3,017,115
Issuance of Series C convertible
  preferred stock at $15 per share
  and shares of common stock at $5
  per share, net of issuance costs
  of $45,934.......................            --      2,454,066
Issuance of Series D convertible
  preferred stock at $15 per share,
  net of issuance costs of
  $9,163...........................            --      2,990,837
Deferred compensation related to
  grant of certain stock options...            --             --
Amortization of deferred
  compensation.....................            --          6,262
Issuance of common stock for IPO
  net of issuance costs............            --     14,993,067
Issuance of common stock for
  converted preferred stock upon
  IPO..............................            --             --
Issuance of common stock for anti-
  dilutive shares in preferred
  stock conversion.................            --             --
Issuance of common stock for
  exercise of stock options........            --          2,578
Net loss...........................   (10,689,940)   (10,689,940)
                                     ------------   ------------
Balance at December 31, 1996.......   (13,795,600)    14,944,020
Deferred compensation and related
  amortization.....................            --         17,958
Accelerated vesting of stock
  options..........................            --         52,137
Extension of warrants..............            --         50,000
Issuance of Series A stock, net of
  issuance cost....................            --      1,138,000
Employee stock purchase plan.......            --         74,980
Issuance of common stock for
  services rendered................            --          8,053
Issuance of common stock for
  exercise of stock options........            --         27,765
Dividend imputed on Series A
  convertible preferred stock,
  classified outside of
  stockholders' equity (net capital
  deficiency)......................            --       (937,500)
Net loss...........................   (15,947,282)   (15,947,282)
                                     ------------   ------------
Balance at December 31, 1997.......  $(29,742,882)  $   (571,869)
                                     ============   ============

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1997           1996          1995
                                                        ------------   ------------   -----------
OPERATING ACTIVITIES
Net loss..............................................  $(15,947,282)  $(10,689,940)  $(2,269,981)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.......................     1,097,716        524,124       106,628
  Loss on disposal of assets..........................        11,249             --            --
  Common stock issued for services....................        60,191         20,000        22,856
  Changes in operating assets and liabilities:
     Accounts receivable..............................      (119,707)       (88,278)           --
     Prepaid expenses and other.......................      (334,775)       (72,887)        1,047
     Information technology charge....................            --             --      (100,000)
     Deposits and other...............................       (71,098)       (58,809)       (4,000)
     Accounts payable.................................      (185,974)     1,134,542       411,638
     Accrued compensation and related liabilities.....        (1,998)       364,569       (21,917)
     Deferred revenue.................................       473,107         64,683            --
     Accrued interest.................................        93,563         96,000        84,010
     Due to stockholders..............................      (220,000)       712,500            --
     Directors and officers insurance payable.........       275,415             --            --
     Other accrued liabilities........................      (250,192)       576,077            --
                                                        ------------   ------------   -----------
Net cash flows used in operating activities...........   (15,119,785)    (7,417,419)   (1,769,719)
INVESTING ACTIVITIES
Additions to furniture and equipment..................      (929,641)    (2,104,301)     (151,148)
Proceeds from sales of fixed assets...................        11,769             --            --
Maturity/(purchase) of short-term investment..........       200,000       (200,000)           --
Organization and other costs..........................            --        (74,998)      (30,128)
                                                        ------------   ------------   -----------
Net cash flows used in investing activities...........      (717,872)    (2,379,299)     (181,276)
FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock,
  net of issuance costs...............................     4,888,000             --     1,141,589
Proceeds from issuance of Series B preferred stock,
  net of issuance costs...............................            --      1,365,775     2,399,610
Proceeds from issuance of Series C preferred stock,
  net of issuance costs...............................            --      1,928,189            --
Proceeds from issuance of Series D preferred stock,
  net of issuance costs...............................            --      2,990,837            --
Proceeds from issuance of common stock, net of
  issuance costs......................................       102,745     15,531,122            --
Proceeds from issuance/extension of warrants..........        50,000      3,017,115            --
Proceeds from borrowings from stockholders and bank...            --        486,111       486,600
Repayment of loan from bank...........................            --       (486,111)           --
                                                        ------------   ------------   -----------
Net cash flows provided by financing activities.......     5,040,745     24,833,038     4,027,799
Net increase/(decrease) in cash and cash
  equivalents.........................................   (10,769,912)    15,036,320     2,076,804
Cash and cash equivalents at the beginning of year....    17,127,971      2,091,651        14,847
                                                        ------------   ------------   -----------
Cash and cash equivalents at the end of year..........  $  6,331,059   $ 17,127,971   $ 2,091,651
                                                        ============   ============   ===========

                            See accompanying notes.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     Founded in 1994, First Virtual Holdings Incorporated is a leader in advanced marketing and customer service systems for Internet commerce. In October 1994, the Company developed and implemented the FVIPS, a secure and easy-to-use payment system. This was the Company's first application of the VirtualPIN architecture. The VirtualPIN architecture facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications.

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

     On December 13, 1996, the Company completed an initial public offering (the "Offering") of 2,000,000 shares of its common stock. The offering price of all shares sold in the Offering was $9.00 per share, resulting in gross proceeds of $18.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $15.0 million. Upon completion of the offering, all of the then outstanding preferred stocks were converted to common stock and the Company amended its Articles of Incorporation and is authorized to issue 40,000,000 shares of common stock and 5,000,000 shares of preferred stock.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. The Company anticipates that its existing available cash and cash equivalents and the related interest income will not be adequate to satisfy its capital requirements through December 31, 1998. Management estimates that additional funding will be necessary to enable the Company to fund its presently planned operations through the end of 1998. Although the Company believes it has reasonable alternatives to meet the financial needs of its operations, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms that are favorable to the Company. To fund the ongoing research, development and general operating activities, the Company is dependent on raising additional funds from the capital markets and corporate partners. In this regard, the Company is presently in discussion with several companies about strategic alliances for the deployment of the Interactive Messaging Platform. Should the Company be unable to raise sufficient funds, it may be required to file for bankruptcy.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

  Short-Term Investment, Available-for-Sale

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," the Company's short-term investment is classified as available-for-sale. Available-for-

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

sale securities consist of certificates of deposit with maturities greater than three months and are stated at cost, as the difference between cost and fair value is immaterial.

  Concentration of Credit Risk

     Because the Company acts as an intermediary and facilitator for credit card transactions, the Company is exposed to the credit risks associated with credit card payment systems. These credit risks include returned transactions, merchant fraud and transmission of erroneous information. Through December 31, 1997, the Company has not incurred significant losses from these credit risks.

  Furniture and Equipment

     Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

  Organization and Other Costs

     Organization and other costs are being amortized over five years. Accumulated amortization at December 31, 1997 and 1996 amounted to $59,431 and $31,264, respectively.

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

  Revenue Recognition

     First Virtual has four main sources of revenue: Internet payment system
(IPS), merchandising, interactive advertising development and consulting. Internet payment system revenue consists of consumer

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

and merchant registrations, transaction revenue, Infohaus revenue and marketing revenue. Merchandising revenue consists of sales generated from JUNO On-line and 1 Virtual Place merchandise sales. Interactive advertising development consists of sales of VTAGs. Consulting revenue consists of payments for Internet consulting services provided.

     Consumer registration fees and merchant registration fees are recognized over a 12 month period. Also, the related direct costs of processing such registrations and renewals are deferred and amortized over a 12-month period. Consumer registration fees renew annually. Prior to July 1, 1996, revenues from registration fees and related direct costs of processing registrations were recognized in the month the consumer's or the merchandiser's registration fee was processed and the VirtualPIN was issued. Transaction revenue and marketing revenue are recognized when earned. InfoHaus revenue is recognized when it is collected.

     As part of processing certain transactions, the Company earns interest from the time money is collected from consumers until the time payment is made to the applicable merchants.

     All other revenues are recognized upon delivery of goods or performance of service.

  Research and Development

     Research and development costs are expensed in the period incurred.

  Software Developments Costs

     Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date.

  Reclassification of Expenses

     For the years ended December 31, 1996 and 1995, approximately $1,403,624 and $0 were reclassified as research, development and engineering expenses, respectively, and approximately $265,900 and $123,375 were reclassified as cost of revenues, respectively, which had previously been included in general and administrative expenses. Such reclassification was done to be consistent with current year presentation.

  Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share, which is effective for the fiscal periods ending December 15, 1997. SFAS 128 includes a new computation for earnings per share and presentation of basic and diluted earnings per share. The Company retroactively adopted SFAS 128 in the fourth quarter of 1997. Upon adoption, all loss per share amounts for all periods have been represented, and where appropriate, restated to conform to the SFAS 128 requirements.

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. In addition, the calculation of the shares used in computing net loss per share includes shares of convertible preferred stock that converted into common stock in conjunction with the Company's initial public offering, as if they had converted into common stock as of the original dates of issuance.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income,

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

including net income, be reported in the financial statements in the period in which they are recognized. The Company's comprehensive loss will not be materially different than net loss as reported. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

 2. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Furniture, equipment and software...................  $3,378,530    $2,481,307
Less accumulated depreciation.......................  (1,519,482)     (516,672)
                                                      ----------    ----------
                                                      $1,859,048    $1,964,635
                                                      ==========    ==========

 3. RELATED PARTY TRANSACTIONS

     In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained an unsecured line of credit commitment from the stockholder for borrowings up to $800,000. The Company also has an unsecured line of credit from a stockholder which allows for maximum borrowings of $400,000. The borrowings plus interest at 8% are due upon the earlier of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At December 31, 1997, $1,200,000 has been drawn against these lines of credit. See further discussion at Note 9.

     The stockholders who have provided these lines of credit have agreed to subordinate the debt to future institutional financing. Pursuant to these agreements, no dividends will be paid by the Company until the borrowings are paid in full and the lines of credit have been terminated.

     On August 20, 1996, the Company entered into an agreement with the Series B stockholder for the waiver of a previous agreement to use the Series B stockholder as an exclusive services provider. In return for the waiver, the Company agreed to pay the Series B stockholder facility fees totaling $500,000 and transaction surcharges of no less than $500,000 during the 40-month period beginning September 1, 1996, dependent upon the number of transactions processed through service providers other than the Series B stockholder. The Company charged the $1,000,000 associated with this agreement to general and administrative during 1996. At December 31, 1997, the Company had an outstanding balance of $492,500 due to this stockholder. There is no interest being charged on the outstanding balance.

     The Company's credit card transaction services are provided by Paymentech, Inc., a stockholder. Fees for these services amounted to $151,284, $123,622 and $28,198 for the years ended December 31, 1997, 1996 and 1995, respectively.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

     Certain marketing and technology consulting services were provided by a company whose president was a director of the Company. No services were provided during the years ended December 31, 1997 and 1996. Services amounted to $132,521 for the year ended December 31, 1995.

 4. NOTE PAYABLE

     On February 27, 1996, the Company entered into a promissory note to borrow up to $500,000 at the prime rate plus 2% from a financial institution. The loan was repaid in full in April 1996.

 5. COMMITMENTS

  Leases

     The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements. The facility lease requires the Company to pay standard common area maintenance fees and is subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $523,214, $210,000 and $38,400 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum operating lease payments as of December 31, 1997 are as follows:

1998.....................................................  $  614,641
1999.....................................................     581,265
2000.....................................................     101,867
                                                           ----------
                                                           $1,297,773
                                                           ==========

  Information Service Agreement

     In October 1994, the Company entered into a technology service agreement with another company to receive information technology services from the other company beginning in 1994. Minimum monthly payments of $5,000 for services commenced upon full system implementation. The Company paid an implementation charge of $150,000 which is being amortized over three years. Accumulated amortization at December 31, 1997 and 1996 amounted to $130,155 and $90,774, respectively. In June 1996, this agreement was amended, reducing the information technology services to be received, and as a result, effective July 1, 1996, minimum monthly charges no longer apply.

 6. SERIES A CONVERTIBLE PREFERRED STOCK

     On October 22, 1997, First Virtual completed a private placement of preferred stock and received net proceeds of $4.9 million. Under the private placement agreement, 1,000 shares of Series A convertible preferred stock were issued at $5,000 per share. The Series A convertible preferred stock is convertible into common stock at the option of the investors at a per share conversion price equal to the lesser of $5.50 or 80% of the average closing bid price of the common stock for the prior ten days. At December 31, 1997, the Company recorded imputed dividends on the Series A preferred convertible stock totaling $1,250,000 for discounted conversion terms. The Series A convertible preferred stock may be redeemable for cash in the event that the Company's stockholders do not approve the private placement at its upcoming Annual Stockholders' meeting scheduled for June 23, 1998. However, the Company has obtained proxies from a majority in interest of its stockholders which allow executive officers of the Company to vote their shares for the approval of the private placement. As of March 20, 1998, 250 shares of the Series A convertible preferred stock have been converted into 953,269 shares of the Company's common stock. The remaining 750 shares of Series A convertible preferred stock will remain classified as mezzanine financing until they are converted or until stockholders' vote approving the private placement has been obtained at the Annual Stockholders' meeting.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

     The Series A convertible preferred stock carries an annual dividend of 7% payable quarterly in cash or shares of common stock at the option of the Company.

     In connection with the sale of Series A convertible preferred stock, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A convertible preferred stock stockholders. These warrants will expire on October 15, 2001.

 7. STOCKHOLDERS' EQUITY

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

     In connection with the sale of the Series C preferred stock, the Company issued a performance warrant to purchase 33,333 shares of the Company's common stock at an exercise price of $15 per share. This warrant was extended to July 23, 1997 from July 3, 1997 in exchange for $50,000. The warrant expired on July 23, 1997.

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

                                                        INCREMENTAL   EXERCISE PRICE
     DEADLINE FOR ACHIEVING PERFORMANCE CRITERIA          SHARES        PER SHARE
     -------------------------------------------        -----------   --------------
May 31, 1997..........................................    375,000         $5.00
August 31, 1997.......................................    375,000          3.33
October 31, 1997......................................    375,000          2.50
December 30, 1997.....................................    375,000          2.23

The Company and First Data agreed to an amendment to the First Data Warrant in March 1997. Pursuant to such amendment, the deadlines for First Data securing registration of VirtualPINs (on which the exercisability of First Data Warrant is contingent) were altered, and the range of exercise prices for the First Data Warrant was reduced to $1.50 to $4.50 per share and the deadline for achieving the performance criteria was changed to September 1997.

This performance warrant expired on September 29, 1997.

     Total issuance costs for preferred stock issued prior to the Company's IPO amounted to $351,645 and $179,438 at December 31, 1996 and December 31, 1995, respectively.

     On December 13, 1996, all outstanding preferred stock was converted into common stock concurrent with the closing of the Company's underwritten initial public offering. As a result of certain anti-dilution adjustments, the 2,273,441 shares of preferred stock outstanding prior to the offering were converted to 2,333,317 shares of common stock.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

  Warrants

     In connection with a sale of Series B preferred stock in December 1995 to a financial institution, the Company issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised this warrant by purchasing 465,000 shares of Series B preferred stock at $3.189 per share. In addition, the Series B preferred stockholder paid the Company $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B preferred stock at $0.01 per share. These warrants are currently exercisable as to common stock of the same number of shares and will expire on March 4, 2001. The Company received total proceeds of approximately $4.5 million in connection with this transaction. Furthermore, all of the unexercised warrants originally issued on December 22, 1995 have been canceled.

     In connection with a consulting agreement, an incentive warrant to purchase 300,000 shares of common stock at $5.63 per share was issued on September 24, 1997 to a third party. When the third party receives $10 million of net sales through the use of technology and services provided by the Company, 100,000 shares of common stock can be issued under this warrant. An additional 100,000 shares of common stock can be issued under this warrant when the third party receives $25 million of net sales through the use of technology and services provided by the Company and the remaining 100,000 shares of common stock can be issued under this warrant when the third party receives $50 million of net sales through the use of technology and services provided by the Company. This warrant expires on December 20, 2003.

     Under a certain consulting agreement, dated September 8, 1997, a warrant to purchase 65,000 shares of common stock at $5.63 per share was granted to a third party as payment for consulting services rendered. Under the terms of the warrant agreement, 20,000 shares of common stock became available to be issued when the third party completed its obligation to the Company in September 1997 (as defined in the agreement), with the remaining 45,000 common shares to be issued under this warrant when the third party delivers to the Company, two catalog merchants who execute agreements with the Company in regards to either licensing of VirtualPINS or Interactive Messaging services. This warrant expires on December 30, 2002. The Company estimated the fair value of the 20,000 common shares issued under this warrant in September 1997 using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

  Stock Option Plan

     The Company's 1994 Incentive and Non-Statutory Stock Option Plan (1994
Plan), under which options to purchase 482,300 shares of common stock were granted, was replaced with the 1995 Stock Plan (1995 Plan). Under the 1995 Plan, the Company is authorized to issue up to 3,000,000 common shares to officers, employees, directors and certain other individuals providing services to the Company. Options granted under the 1995 Plan generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices which approximate the fair value of the shares at the date of grant as determined by the board of directors. The following table summarizes stock option activity:

                                                                WEIGHTED AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance at December 31, 1994.....................    288,875         $0.04
  Options granted................................    179,875         $0.07
                                                   ---------
Balance at December 31, 1995.....................    468,750         $0.05
  Options granted................................  1,327,645         $6.43
  Options exercised..............................    (19,975)        $0.13
  Options canceled...............................    (33,250)        $4.94
                                                   ---------
Balance at December 31, 1996.....................  1,743,170         $4.82
  Options granted................................  1,115,600         $4.54
  Options exercised..............................    (85,690)        $0.32
  Options canceled...............................   (504,987)        $7.49
                                                   ---------
Balance at December 31, 1997.....................  2,268,093         $4.14
                                                   =========

     As of December 31, 1997, options to purchase 1,046,362 shares are exercisable under the 1994 and 1995 plan and 1,108,542 shares are available for future grant under the 1995 Plan.

     The weighted average fair value of the options granted during 1997, 1996 and 1995 were $4.66, $2.83 and $0.13, respectively.

     Exercise prices and weighted average remaining contractual life for the options outstanding under the 1994 Plan and 1995 Plan as of December 31, 1997 are as follows:

                              OPTIONS OUTSTANDING
-------------------------------------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE                          --------------------------------
      RANGE OF              NUMBER           REMAINING        WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
   EXERCISE PRICE        OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
---------------------    ------------    -----------------    -----------------    -----------    -----------------
  $0.04 - $ 0.32            794,184            7.04                $ 0.12             670,471          $ 0.11
   1.00 -   5.00            870,280            9.54                  3.97              41,106            2.91
   6.00 -   7.50             70,000            9.43                  6.59              12,000            6.38
   9.00 -  10.50            533,629            8.71                 10.07             322,785           10.23
                          ---------                                                 ---------
                          2,268,093                                                 1,046,362
                          =========                                                 =========

     Some of these options were granted at a per share value below the then current fair market value of such shares. The Company recorded deferred compensation expense for the difference between the exercise price and the fair value of the Company's common stock for options granted during 1997 and 1996. Deferred compensation expense aggregates to $128,888 and $50,567 for the years ended December 31, 1997 and 1996, respectively.

     Pursuant to the terms of the December 22, 1995 Series B Preferred Stock Purchase Agreement, on April 11, 1996, the Company's board of directors granted options to purchase 475,000 shares of common stock

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

at $6.30 per share to an officer and director of the Company. The options vested immediately and expire on April 11, 2006. Two directors of the Company were granted options to purchase 225,000 and 100,000 shares under the same terms. In addition, the board of directors granted options to purchase 200,000 shares of common stock at $6.30 per share to two key employees of the Company. The options to these two key employees vest on June 30, 1998 provided that each remains an employee of the Company at that date and expire in ten years. These options to purchase 1,000,000 shares were not granted under the 1995 Plan. No deferred compensation was deemed appropriate for the April 1996 option grants. The fair value of common stock was determined by an independent valuation.

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the 1997 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 5.41%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .50. The fair value for the 1996 options that were granted after the Company filed its initial filing of the registration statement relating to the IPO, was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 6.18%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .75. The fair value for the 1996 options granted before the Company filed its initial filing of the registration statement relating to the IPO and the fair value of the 1995 options, were estimated at the date of grant, using the "minimum value" method for option pricing through the initial filing of the registration statement relating to the IPO, with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the option of seven years. The volatility factor was based upon the Company's competitive situation, marketing dynamics and competitive technology inherent in the Internet.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income (loss) in the future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                                                      DECEMBER 31,
                                                               --------------------------
                                                    1997           1996          1995
                                                ------------   ------------   -----------
Pro forma net loss applicable to common
  shares......................................  $(17,889,405)  $(11,186,398)  $(2,276,119)
Pro forma net loss per common share, basic and
  diluted.....................................        $(2.02)        $(1.74)       $(0.50)

  Employee Stock Purchase Plan

     In 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP"), whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

period. The ESPP expires at the earlier of December 31, 2006 or the date on which all shares available for issuance have been sold. The Company has reserved 100,000 shares of common stock for issuance under the ESPP. At December 31, 1997 employees have purchased 22,160 shares through the ESPP and 77,840 shares are available for future purchases.

  Shares Reserved for Future Issuance

     As of December 31, 1997, the Company has reserved shares of common stock for future issuance as follows:

Stock options............................................   3,376,635
Warrants.................................................   2,543,006
Series A convertible preferred stock.....................   4,608,294
Employee stock purchase plan.............................      77,840
                                                           ----------
                                                           10,605,775
                                                           ==========

 8. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. Valuation allowances of $11,750,000 and $5,063,000 have been recognized for 1997 and 1996, respectively, to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                 1997          1996
                                                             ------------   -----------
Deferred tax assets:
  Net operating losses carryforwards.......................  $ 10,280,000   $ 4,519,000
  R & D credit.............................................       790,000            --
  Other....................................................       680,000       544,000
                                                             ------------   -----------
                                                               11,750,000     5,063,000
Valuation allowance for deferred tax assets................   (11,750,000)   (5,063,000)
                                                             ------------   -----------
Net deferred tax assets....................................  $         --   $        --
                                                             ============   ===========

     At December 31, 1997, the Company has federal and California tax net operating loss carryforwards of approximately $26,730,000 and $16,100,000. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $612,000 and $279,000, respectively, which will begin expiring in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be significantly limited if a cumulative change in ownership of more than 50% occurs within a three year period.

 9. 401(K) PROFIT SHARING PLAN

     The Company maintains a 401(k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations. The Board of Directors, may at its sole discretion, approve Company contributions. To date, there have been no Company contributions under the plan.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

 10. SUBSEQUENT EVENT

     On February 5, 1998, two stockholders filed civil actions against the Company seeking to recover the principal and interest due under the unsecured lines of credit described in Note 3. The total amount of principal and interest is approximately $1.5 million which is reflected as current liabilities in the financial statements. Subsequently, on February 20, 1997, $1.5 million of the Company's available cash was attached.