Form 10-Q
period 1998-03-31
FIRST VIRTUAL HOLDINGS INC
filed 1998-05-15
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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
   (State or jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                     Identification Number)

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

        Indicate by check mark whether the registrant has filed all documents and reports to be filed by sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value -- 10,889,024 shares as of March 31, 1998.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets as of  March 31, 1998 (unaudited) and December 31, 1997   3

         Statements of Operations (unaudited) for the three months ended
         March 31, 1998 and 1997                                                  4

         Statements of Cash Flows (unaudited) for the three months ended
         March 31, 1998 and 1997                                                  5

         Notes to the Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    8

         Factors Affecting Operating Results & Market Price of Stock             13


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                       26

Item 2.  Changes in Securities                                                   26

Item 3.  Defaults upon Senior Securities                                         26

Item 4.  Submission of Matters to a Vote of Security Holders                     26

Item 5.  Other Information                                                       26

Item 6.  Exhibits and Reports on Form 8-K                                        26


SIGNATURES                                                                       27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS

                                                   March 31,            December 31,
                                                     1998                  1997
                                                     ----                  ----
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                         $  765,229           $6,331,059
  Restricted cash (1)                                1,525,968                   --
  Accounts receivable                                   79,516              207,985
  Prepaid expenses and other                           310,055              418,615
                                                    ----------           ----------
Total current assets                                 2,680,768            6,957,659

Furniture, equipment and software, net               1,709,902            1,859,048
Information technology, net                             13,125               19,845
Organization and other costs, net                       70,846               77,630
Deposits and other                                     156,384              133,907
                                                    ----------           ----------
Total assets                                        $4,631,025           $9,048,089
                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                  $1,091,137           $1,440,224
  Accrued compensation and related liabilities         204,720              370,741
  Accrued interest                                     313,903              289,903
  Deferred revenue                                     374,690              537,790
  Current portion, due to stockholders               1,470,000            1,530,000
  Other accrued liabilities                            363,356              601,300
                                                    ----------           ----------
Total current liabilities                            3,817,806            4,769,958

Amount due to stockholder                              125,000              162,500

Series A convertible preferred stock                 4,093,750            4,687,500

Stockholders' deficit:
  Series A convertible preferred stock, $0.001
    par value; 1,000 shares authorized; 750
    and 1,000 shares outstanding at March 31,
    1998 and December 31, 1997, respectively;
    liquidation preference of $5,000,000 (2)                --                    1
  Preferred stock, 5,000,000 shares authorized,
    none outstanding at December 31, 1997 and 1996          --                   --
  Common stock, $0.001 par value; 40,000,000 shares
    authorized, 10,889,024 and 8,903,855 shares
    issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively                     10,889                8,904
  Additional paid-in-capital                        29,272,454           26,300,228
  Warrants                                           1,080,828            3,017,115
  Deferred compensation                               (362,182)            (155,235)
  Accumulated deficit                              (33,407,520)         (29,742,882)
                                                    ----------           ----------
Total stockholders' deficit                         (3,405,531)            (571,869)
                                                    ----------           ----------
Total liabilities and stockholders' deficit         $4,631,025           $9,048,089
                                                    ==========           ==========

----------
(1)Pursuant to a civil lawsuit filed against the Company in February 1998, $1.5 million of the Company's available cash has been segregated pursuant to a writ of attachment.
(2)655 shares of the Series A convertible preferred stock have been classified outside of stockholders' deficit.

 See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1998              1997
                                                    ----              ----
Revenues                                        $   280,669      $   392,917

Cost of revenues                                     18,600          111,514
                                                -----------      -----------
Gross profit                                        262,069          281,403

Operating expenses:
     Marketing and sales                            792,534        1,049,337
     Research, development and engineering        1,644,056        1,452,006
     General and administrative                   1,021,064        1,163,581
     Depreciation and amortization                  399,263          257,999
                                                -----------      -----------
Total operating expenses                          3,856,917        3,922,923
                                                -----------      -----------
Loss from operations                             (3,594,848)      (3,641,520)
Interest income                                      44,897          192,891
Interest expense                                    (27,185)         (24,944)
                                                -----------      -----------
Net loss                                         (3,577,136)      (3,473,573)
Preferred stock dividend                            (87,502)              --
                                                -----------      -----------
Net loss applicable to common shares            $(3,664,638)    $ (3,473,573)
                                                ===========     ============


Net loss per share, basic and diluted           $     (0.38)    $      (0.39)
                                                       ====             ====

Shares used in per share computation,
basic and diluted                                 9,605,870        8,795,323


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998              1997
                                                      ----              ----
OPERATING ACTIVITIES
Net loss                                         $(3,577,136)      $(3,473,573)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                      399,263           257,999
  Loss on disposal of assets                             170                --
  Common stock issued for services                    24,283                --
  Changes in operating assets and
    liabilities:
    Accounts receivable                              128,469          (111,948)
    Prepaid expenses and other                       108,560            (2,661)
    Deposits and other                               (22,477)          (98,242)
    Accounts payable                                (349,087)         (674,400)
    Accrued compensation and related
      liabilities                                   (166,021)         (190,086)
    Deferred revenue                                (163,100)          711,822
    Accrued interest                                  24,000            24,000
    Amount paid to stockholder                       (97,500)          (37,500)
    Other accrued liabilities                       (237,944)         (355,199)
                                                 -----------       -----------

Net cash used in operating activities             (3,928,520)       (3,949,788)

INVESTING ACTIVITIES
Additions to furniture and equipment                (129,214)         (295,671)
Proceeds from sale of fixed assets                     2,000                --
Maturity of short-term investment                         --           200,000
                                                 -----------       -----------
Net cash used in investing activities               (127,214)          (95,671)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                 7,349                30
Proceeds from the issuance of warrants                 8,523                --
Restricted Cash*                                  (1,525,968)               --
                                                ------------       -----------

Net cash provided by financing activities         (1,510,096)               30

Net decrease in cash and cash equivalents         (5,565,830)       (4,045,429)

Cash and cash equivalents at the beginning
  of period                                        6,331,059        17,127,971
                                                 -----------       -----------
Cash and cash equivalents at the end
  of period                                      $   765,229       $13,082,542
                                                 ===========       ===========

---------------
* As shown on the balance sheet, $1,525,968 is restricted cash, pursuant to the civil lawsuit filed against the Company in February 1998.


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of operations and the changes in cash flows for the three month periods ended March 31, 1998 and 1997 have been included. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this Statement effective January 1, 1998, and has no components of comprehensive income to report.


2.  RELATED PARTY TRANSACTIONS

In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained an unsecured line of credit commitment from the stockholder for borrowings up to $800,000. The Company also obtained a $400,000 unsecured line of credit from a stockholder. The borrowings plus interest at 8% were due upon the earlier of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At March 31, 1998, $1,200,000 has been drawn against these lines of credit.

On February 5, 1998, the above two stockholders filed civil actions against the Company seeking to recover the principal and interest due under the unsecured lines of credit. The total amount of principal and interest is approximately $1.5 million which is reflected as a current liability in the financial statements. Subsequently on February 20, 1998, $1.5 million of the Company's available cash was segregated pursuant to a writ of attachment. This amount is shown on the balance sheet as restricted cash and is not currently available to fund the Company's operations.


3.  SERIES A CONVERTIBLE PREFERRED STOCK

On October 22, 1997, First Virtual completed a private placement of preferred stock and received net proceeds of $4.9 million. Under the private placement agreement, 1,000 shares of Series A convertible preferred stock were issued at $5,000 per share. The Series A convertible preferred stock is convertible into common stock at the option of the investors at a per share conversion price equal to the lesser of $5.50, or 80% of the average closing bid price of the common stock for the prior ten trading days. At December 31, 1997, the Company recorded imputed dividends on the Series A preferred convertible stock totaling $1,250,000 for discounted conversion terms. The Series A convertible preferred stock may be redeemable for cash in the event that the Company's stockholders do not approve the private placement at its upcoming Annual Stockholders' meeting scheduled for June 23, 1998. However, the Company has obtained proxies from a majority in interest of its stockholders which allow certain executive officers of the Company to vote their shares for the approval of the private placement. As of April 30, 1998, 345 shares of the Series A convertible preferred stock have been converted into 1,752,141 shares of the Company's common stock. The remaining 655 shares of Series A convertible preferred stock will remain classified as mezzanine financing until they are converted into common stock or until stockholders' vote approving the private placement has been obtained at the Annual Stockholders' meeting.

The Series A convertible preferred stock carries an annual dividend of 7%, payable quarterly, in cash or shares of common stock at the option of the Company.

In connection with the sale of Series A convertible preferred stock, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A convertible preferred stock stockholders. These warrants will expire on October 15, 2001.


4.  SUBSEQUENT EVENTS

On April 30, 1998, the Company entered into a definitive agreement, whereby SOFTBANK Holdings Inc. ("SOFTBANK") and certain of its affiliates, agreed to purchase 10 million shares of the Company's common stock at a price of $0.60 per share. The Company also agreed to issue additional shares of its common stock to SOFTBANK at a conversion price of $0.60 per share upon the conversion of approximately $1.5 million in debt obligations of the Company (See Note 2) which SOFTBANK has agreed to acquire, and upon conversion of shares of Series A convertible preferred stock of the Company which SOFTBANK has acquired options to purchase from the stockholders referred to in Note 3.

SOFTBANK's right to exercise these options is contingent on the Company agreeing to reduce the exercise price of the warrants to purchase 850,000 shares of common stock held by the Series A convertible preferred holders from $5.75 to $1.00. Accordingly, the Company expects that the exercise price of the warrants will be so reduced following the closing of the offering.

The completion of the contemplated transactions is subject to satisfaction of several significant contingencies and conditions, including the approval by stockholders at the Company's annual meeting of the stockholders in June 1998. If the contemplated transactions are completed, SOFTBANK and affiliates will own a majority of the Company's outstanding common stock and will have the ability to designate a majority of the members of the Company's Board of Directors.

SOFTBANK and the Company have also entered into an interim loan agreement under which the Company may request up to $1.5 million in loans from SOFTBANK upon satisfaction of certain conditions.

The Company offered all employees of record as of April 29, 1998, the opportunity to re-price their option grants under the 1995 Stock Option Plan to the fair market value of the stock on that date. The closing price of the stock on that date as listed by the Nasdaq National Market was $0.9375 per share.

On May 11, 1998, the Company reduced its workforce by approximately 25% as part of its strategy to focus its resources on the interactive Messaging Platform and reduce operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13. Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

The Company currently operates the First Virtual Payment System ("FVIPS"), and is developing (i) the Interactive Messaging Platform, an integrated electronic commerce solution; (ii) a VirtualTAG software "toolkit" which allows users to build their own VirtualTAGs and (iii) a "back end" technology used to monitor performance of VirtualTAGs. The Interactive Messaging Platform is being designed to allow organizations to take advantage of a sophisticated messaging system that facilitates relationship marketing on the Internet and also provides a marketing system with an integrated payment system.* The Interactive Messaging Platform represents the integration of First Virtual's existing services and technology, which includes FVIPS, the VirtualPIN architecture and the VirtualTAG. The Interactive Messaging Platform has not been commercially released and has not generated any revenues or customer commitments to date. The Company anticipates that completion of the development and commercial introduction of the Interactive Messaging Platform will entail significant research, development and engineering expenses and sales and marketing expenses during the next four quarters.*

First Virtual has previously developed and implemented the VirtualPIN architecture which facilitates Internet commerce and is designed to facilitate other forms of interactive Internet communications. The VirtualPIN architecture and the Interactive Messaging Platform use e-mail, which has the widest reach and broadest use of any Internet application. FVIPS, a secure and easy-to-use payment system introduced in October 1994, was the Company's first application of the VirtualPIN architecture. In the fourth quarter of 1996, the Company introduced VirtualTAG. The VirtualTAG is an interactive advertising applet embedded within a banner ad and is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product without leaving the web page on which the advertisement appears. The Company believes VirtualTAG is one of the first solutions to take full advantage of the Internet's unique attributes by combining advertising, selling and paying all in one application.*

The Company has incurred net operating losses in each quarter since inception. As of March 31, 1998, the Company had an accumulated deficit of approximately $33.4 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the Interactive Messaging Platform, the Company expects to continue to incur significant operating losses for the foreseeable future.




-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

RESULTS OF OPERATIONS

Revenues

The Company generates revenues from FVIPS, merchandising, interactive advertising development and consulting, as detailed in the table below:

                                             THREE MONTHS ENDED MARCH  31,
                                             -----------------------------
                                                1998               1997
                                                ----               ----
First Virtual Internet Payment System         $240,669            $135,797
Merchandising                                       --              29,620
Interactive advertising development                 --             105,000
Consulting                                      40,000             122,500
                                              --------            --------
Total revenues                                $280,669            $392,917
                                              ========            ========


For the three months ended March 31, 1998, revenues were $280,669 as compared to $392,917 for the three months ended March 31, 1997. This decrease is attributable to the Company's decision to focus its efforts primarily on the Interactive Messaging Platform and VirtualTAG related products starting in December 1997. In December 1997, 1 Virtual Place, the Company's on-line shopping mall, was closed and merchandising sales ceased. Also, the Company suspended producing VirtualTAGs while focusing efforts on creating a VirtualTAG software "toolkit", which will allow users to build their own VirtualTAGs. Consulting revenue decreased as the Company experienced less demand for Internet related consulting during the quarter. Revenues from FVIPS continued to benefit from bulk sales of consumer and merchant registrations that occurred at the end of the first quarter 1997. Beginning in August 1997, the Company increased the consumer registration fees for both new accounts and renewals and in January 1998, merchant registration fees were also increased. The Company has experienced and continues to experience declining revenues with regards to its FVIPS and is currently looking into several alternatives regarding the future of the FVIPS, including ceasing its operations.

Cost of Revenues

The Company incurred cost of revenues from FVIPS, merchandising, and interactive advertising development, as detailed in the table below:

                                             THREE MONTHS ENDED MARCH  31,
                                             -----------------------------
                                                1998               1997
                                                ----               ----
First Virtual Internet Payment System         $18,600             $ 42,070
Merchandising                                      --               27,444
Interactive advertising development                --               42,000
                                              -------             --------
Total cost of revenues                        $18,600             $111,514
                                              =======             ========

-------------
*Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking information.

For the three months ended March 31, 1998, the cost of revenues related to FVIPS decreased to 7.7% as compared with 31.0% for the three months ended March 31, 1997. By enhancing FVIPS with new capabilities and thus replacing services provided by third parties, the Company has been able to reduce FVIPS cost of revenues. The Company has also been able to negotiate more favorable processing agreements with outside service providers. In December 1997, the Company decided to close its merchandising segment and suspend production of VirtualTAGs while focusing its efforts primarily on the Interactive Messaging Platform and VirtualTAG related products.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Currently, the Company's intentions are focused on realigning expenses in an effort to improve overall operating results. The Company expects operating expenses to continue to be substantial for the necessary development and implementation of the Interactive Messaging Platform and other new or enhanced products and services. The Company also expects operating expenses needed for the introduction and promotion of such products to be substantial. *

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, decreased to $792,500 for the three months ended March 31, 1998, as compared to $1.0 million for the three months ended March 31, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $250,000, a general decrease in spending of approximately $89,500, offset by an increase of approximately $132,000 for trade shows and other promotional activities relating to introducing the Interactive Messaging Platform. The Company expects that marketing and sales expenses will increase in the future as the Company implements its sales and marketing plan to introduce its Interactive Messaging Platform.*

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, increased to $1.6 million for the three months ended March 31, 1998, as compared to $1.5 million for the three months ended March 31, 1997. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $100,000. To date, all of the Company's software development costs have been expensed as incurred. The Company anticipates that research, development and engineering expenses will decrease in future periods as the Company completes its development of the Interactive Messaging Platform and enhances the functionality of the VirtualTAG.*

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. For the three months ended March 31, 1998, general and administrative expenses decreased to $1.0 million as compared to $1.2 million for the three months ended March 31, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $275,000, a general reduction in spending of approximately $25,000, offset by an increase of approximately $100,000 in consulting expenses.


-------------
*This statement is a forward-looking statement reflecting current expectations.
 There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $2.3 million in cash and cash equivalents. In February 1998, pursuant to a civil lawsuit filed against the Company, $1.5 million of the Company's available cash was segregated pursuant to a writ of attachment. This amount is shown on the balance sheet as restricted cash and is not currently available to fund the Company's operations. On April 30, 1998, the Company entered into a definitive agreement, whereby SOFTBANK and certain of its affiliates, agreed to purchase 10 million shares of the Company's common stock at a price of $0.60 per share. The Company also agreed to issue additional shares of its common stock to SOFTBANK at a conversion price of $0.60 per share upon the conversion of approximately $1.5 million in debt obligations of the Company which SOFTBANK has agreed to acquire, and upon conversion of shares of Series A preferred stock of the Company which SOFTBANK has acquired options to purchase from stockholders.

SOFTBANK's right to exercise these options is contingent on the Company agreeing to reduce the exercise price of the warrants to purchase 850,000 shares of common stock held by the Series A convertible preferred holders from $5.75 to $1.00. Accordingly, the Company expects that the exercise price of the warrants will be so reduced following the closing of the offering.

The completion of the contemplated transactions is subject to satisfaction of several significant contingencies and conditions, including the approval by stockholders at the Company's annual meeting of the stockholders in June 1998. If the contemplated transactions are completed, SOFTBANK and affiliates will own a majority of the Company's outstanding common stock and will have the ability to designate a majority of the members of the Company's Board of Directors.

SOFTBANK and the Company have also entered into an interim loan agreement under which the Company may request up to $1.5 million in loans from SOFTBANK upon satisfaction of certain conditions.

If the Company is unable to complete the above contemplated transactions, the Company's ability to operate in accordance with its plans, or at all, will be severely jeopardized.* However, if the above mentioned transactions are completed , the percentage ownership of the Company's stockholders will be significantly diluted. There can be no assurance that alternative financing will be available or that, if available, such financing will be obtained with terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be compelled to severely curtail its operations, may be unable to develop or enhance its products and services, or take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's ability to continue as a going concern.


------------
*This statement is a forward-looking statement reflecting current expectations.
 There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

Operating activities used cash of $3.9 million during the three months ended March 31, 1998. Net cash used during this period was primarily to fund the net operating loss of $3.2 million (excluding depreciation, amortization and compensation expense related to the issuance of stock), reduce accounts payable and other accrued liabilities by approximately $750,000, pay down amounts due to stockholders of $97,500, reduce deferred revenue by $163,000, increase deposits by $22,500, offset by a reduction of prepaid expenses of $108,500, collection of accounts receivable of $128,500 and an increase in accrued interest of $24,000.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $129,200 and $295,700 for the three months ended March 31, 1998 and 1997, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.

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


------------
*This statement is a forward-looking statement reflecting current expectations.
 There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 13, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of March 31, 1998, the Company had an accumulated deficit of approximately $33.4 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's revenues will increase in the future. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research, development and engineering, customer care and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company commenced operations in March 1994, and accordingly the Company has a limited operating history upon which to base an evaluation of its business and prospects. To date, substantially all of the Company's revenues have been attributable to the receipt of registration fees from consumers and merchants, transaction processing fees, merchandising fees, sales of VTAGs and consulting fees associated with FVIPS. While the Company has historically devoted its efforts to developing and marketing FVIPS, the Company has determined to dedicate substantial resources to developing and implementing its Interactive Messaging Platform and related services and technologies. The Company's future financial performance will depend significantly on the successful development, introduction and customer acceptance of the Interactive Messaging Platform and other new and enhanced products and services. Demand for new product categories such as the Interactive Messaging Platform is inherently difficult to predict, and the Company believes that its prior experience in developing and operating FVIPS does not offer a meaningful basis to assess the future prospects of the Interactive Messaging Platform and related products and services. Accordingly, there is no assurance that a significant market for the Interactive Messaging Platform, or for any other technologies or services of the Company, will develop, or that the Company will be successful in marketing the Interactive Messaging Platform, FVIPS or any new or enhanced products or services.

UNCERTAINTY OF NASDAQ NATIONAL MARKET LISTING; DILUTION FROM RECENTLY COMPLETED FINANCINGS; NEED FOR ADDITIONAL CAPITAL; UNCERTAINTY OF ADDITIONAL FINANCING

In October 1997, the Company completed a private placement of securities consisting of 1,000 shares of Series A convertible preferred stock and warrants to purchase up to 850,000 shares of common stock. Because the Series A preferred stock is convertible into common stock at a discount below the current market price of the common stock and because the price at which such conversion may be effected is the lesser of $5.50 or 80% of the average closing bid price per share of common stock for the prior ten days, conversion of the Series A preferred stock will result in at least modest dilution to existing investors, and may result in substantial dilution. Additional dilution may result upon the exercise of the common stock warrants issued in this financing. In addition, the Company believes that the sale of common stock issued upon conversion of the Series A preferred stock has exerted, and will continue to exert, significant downward pressure on the market price of the common stock. Moreover, holders of Series A preferred stock enjoy certain rights and preferences which may adversely affect holders of common stock, including a right to quarterly dividend payments and a right to a preference payment in the event of a liquidation or dissolution of the Company. The Company will need to raise additional funds to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. On April 30, 1998, the Company entered into a definitive agreement with SOFTBANK Holdings Inc. and certain of its affiliates, whereby the Company agreed to sell 10 million shares of the Company's common stock at a price of $0.60 per share to SOFTBANK and its affiliates. The closing of the contemplated SOFTBANK transaction is subject to several contingencies and conditions, including approval by the Company stockholders at the Company's Annual Meeting of Stockholders in June 1998. If the SOFTBANK transaction is not completed, there can be no assurance that alternative financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds cannot be obtained or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Also, as additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be further reduced, stockholders may experience significant additional dilution and such equity securities may also have rights, preferences or privileges senior to those of the holders of the Company's common stock. The Company had a hearing before a committee of the Nasdaq Board of Governors on April 16, 1998 with respect to its listing status on the Nasdaq National market. The Nasdaq Stock Market has informed the Company that no further action with respect to the Company's listing status will be taken through June 30, 1998, pending the closing of the contemplated SOFTBANK transaction and certain other conditions. However, should the Nasdaq Stock market in the future decide to discontinue the listing of the Company's common stock, such actions by the Nasdaq Stock market would adversely affect the liquidity and market price of the common stock and may result in termination of the SOFTBANK agreement.

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

RISKS RELATED TO PRODUCT TRANSITION

The Company has derived substantially all of it revenues to date from FVIPS, VirtualTAGs and related services. In the second quarter of fiscal 1997, the Company determined to refocus it resources on developing and commercializing the Interactive Messaging Platform. Since development of the technologies underlying the Interactive Messaging Platform has not been completed, and since the Interactive Messaging Platform has not yet been implemented other than on a test basis, no assurance can be given that development of the Interactive Messaging Platform will be successfully completed or that the cost of development will not exceed future revenues generated by the Interactive Messaging Platform. In addition, there is no assurance that the Company's current server capacity and communications systems will be adequate to support high volumes of Interactive Messaging Platform usage. A key element of the Company's strategy is to generate a high volume of messages and associated transactions through the Interactive Messaging Platform and FVIPS. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of messages processed by the Company's systems could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. Any additional investment in enhancing the capacity of the Company's server and communications systems may adversely affect the Company's financial condition and operating results, and may result in service delays and interruptions that would adversely impact the Company's revenues and reputation. Moreover, the development and introduction of the Interactive Messaging Platform has required the Company to substantially curtail the resources devoted to development and enhancement of FVIPS and related technologies and services, and has limited the ability of the Company's management and marketing and sales staff to pursue the Company's goal of increasing FVIPS usage, sales of VirtualTAGs and merchant and consumer registrations. Unless the Interactive Messaging Platform is successfully introduced and marketed, and unless revenues from the Interactive Messaging Platform are sufficient to return the cost of its development and to compensate for its adverse effect on FVIPS-related and VirtualTAG-related revenues, the Company's business, financial condition and results of operation will be materially and adversely affected.

UNCERTAIN ACCEPTANCE OF INTERACTIVE MESSAGING SERVICES

The Company's future success depends to a significant degree on the Company's ability to successfully market the Interactive Messaging Platform and related services. The Interactive Messaging Platform has not yet been commercially introduced and to date, the Company has not secured any significant customer commitments to license, use or implement the Interactive Messaging Platform. Moreover, market demand for new product and service categories such as interactive messaging is inherently uncertain. The Interactive Messaging Platform represents a departure from the traditional methods of marketing and information exchange employed by the Company's target customers, who have typically relied predominantly on advertising and direct mail to attract new customers and maintain customer relationships. Acceptance of the Interactive Messaging Platform will require a transition to new ways of conducting business by enterprises that have already made substantial investments in other means of conducting commerce and exchanging information. Accordingly, the market prospects for the Interactive Messaging Platform are highly uncertain. Moreover, although the Company believes that the Interactive Messaging

Platform will prove to be an efficient and cost-effective marketing and relationship-management vehicle for a broad variety of customers, there is no assurance that prospective customers will be able to implement the Interactive Messaging Platform without substantial additional cost, or that the cost-efficiency of the Interactive Messaging Platform will compare favorably with traditional methods of marketing and information exchange for most customers. Failure of the Interactive Messaging Platform to meet customers' demands for efficacy and cost-efficiency may result in a decline in use of the Company's interactive messaging services over time and would materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with credit card issuers, catalog companies, direct marketers and travel services, which include airlines, rental cars agencies and hotel operators, to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with such entities in an effort to enhance the Company's ability to penetrate the market for interactive messaging and Internet payment services, such relationships are nonexclusive and have not resulted in any comprehensive or measurable increase in the Company's revenues to date. For instance, in 1997 the Company granted certain equity incentives to First Data Corporation ("FDC") and General Electric Capital Corporation ("GECC"), in order to induce FDC and GECC to meet certain goals for promoting FVIPS usage. FDC and GECC did not meet the performance targets and the equity incentives expired. No assurance can be given that the Company will be able to develop strategic relationships or that any such relationship will prove to be effective in creating demand for the Interactive Messaging Platform or in expanding the Company's merchant and consumer base. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet commerce solutions.

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

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. In particular, future growth of e-mail as a pre-eminent method of communication depends on growing user preference of e-mail over traditional means of communication, and on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for the Interactive Messaging Platform, VirtualTAGs, financial transactions over the Internet, or any substantial commercial use of the Internet, will develop. There can be no assurance that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the novelty of the medium recedes. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or e-mail communication to achieve increased acceptance and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. Accordingly, there can be no assurance that e-mail messaging or Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet becomes unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

The market for products and services that enable interactive messaging capabilities and the sale of goods and services over the Internet is intensely competitive, and, to the extent that commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for interactive messaging services, Internet payment systems and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as PostX Corporation, Axciom, ReplyNet, InfoBeat, Inc., Email Publishing Inc., Cyber Data Systems, Inc., America Online, Inc. and Juno Online Services. The Company also competes with Narrative Communication in the interactive advertising arena and with BroadVision Inc., Intellipost Corporation and E-Care Group, Inc. for one-to-one marketing, as well as with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers. The Company's principal competitors in the market for secure consumer-initiated purchase systems include providers of encrypted credit card transaction systems such as CyberCash, Inc., Bluemoney, Open Market, Inc. and VeriFone, Inc. and providers of electronic cash payment systems such as DigiCash, Inc. The Company expects that credit card processors and acquiring banks or third party companies will also offer credit card-based payment systems if Secure Electronic Transaction ("SET") protocols proposed by Visa, MasterCard, American Express, Microsoft Corporation and Netscape are adopted and/or accepted as a standard for Internet commerce. SET comprises openly published communication and process protocols intended to facilitate encrypted credit card transactions over the Web. Further, the Company believes that the credit card associations may provide Internet merchants with lower transaction fees in order to encourage usage of SET. There can be no assurance that the Company's payment system will receive the same treatment, and as such the Company may be at a competitive disadvantage. For example, in July 1997, Visa announced its intention to waive its transaction fees, beginning in April 1998 for a two-year period, for credit card transactions over the Internet that use the SET protocol.

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

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH MANAGEMENT TEAM AND OTHER KEY PERSONNEL

The rapid development necessary for the Company to exploit the market opportunity for the Interactive Messaging Platform, VirtualTAGs and its other services requires an effective planning and management process. The Company expects to experience significant changes in its senior management in the near future. Lee H. Stein, the Company's Chairman and Chief Executive Officer has informed the Company that he intends to resign from his position as an officer of the Company by June 30, 1998, although Mr. Stein is expected to continue to serve on the Company's Board of Directors and may continue to serve as a consultant to the Company. In addition, John M. Stachowiak, the Company's Vice President, Finance and Administration and Chief Financial Officer has informed the Company that he intends to cease full-time employment with the Company in the near future. At the time of this filing, the Company has not designated successors for Mr. Stein or Mr. Stachowiak. The Company's future success will depend to a significant extent on the Company's ability to recruit new management talent and on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the executive team will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty, and most likely in the future will continue to experience difficulty in integrating or replacing members of a management team from a variety of industry backgrounds. It is uncertain whether current or future members of the management team can be successfully assimilated or replaced. The Company's failure to attract, retain and assimilate qualified personnel, or the failure of any of the executives to perform effectively, or the loss of any such personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and other personnel. Competition for such personnel is intense. Successful completion of the development of the Company's Interactive Messaging Platform is dependent on the continued involvement of several key members of the Company's engineering team. The loss of one or more of the Company's key developers could delay the introduction and deployment of the Interactive Messaging Platform. There can be no assurance that the Company will be successful in identifying, attracting, training and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON REPEATED CUSTOMER USE OF FVIPS

The future success of FVIPS and related services is dependent on its ability to expand its base of merchants and consumers and to increase the number of transactions that are conducted using FVIPS. The Company believes that an increase in the number of FVIPS transactions depends primarily on the repeated usage of the VirtualPIN by consumers. There can be no assurance that the Company's historic rate of VirtualPIN use per consumer will continue or increase, even if the Company is successful in increasing the variety and quality of goods and services available over FVIPS. In addition, the Company anticipates that it may need to modify consumer and merchant registration and renewal fees from time to time in the future and may need to modify its transaction rates charged to merchants. In late August 1997, the Company increased new consumer registration and renewal fees, and in January 1998, the Company raised its merchant registration fees. At the time of this filing, the quantity of new consumer registrations, the number of consumer renewals and the number of merchant registrations have declined. Because these fee changes were implemented fairly recently, there can be no assurance as to the aggregate effect of the fee change on the Company's operating results. Any further modification in the fee structure may result in further consumer and merchant attrition or reduce future consumer and merchant registrations. Significant consumer or merchant attrition or the failure of the Company to substantially increase the number of active users of FVIPS would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the Company has experienced and continues to experience declining revenues with regards to its FVIPS and is currently looking into several alternatives regarding the future of the FVIPS, including ceasing its operations.

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

RISKS OF SYSTEMS FAILURES; LACK OF INSURANCE AND SECURITY RISKS

The Company's services are dependent on the Company's ability to protect its computer equipment and the information stored in its data centers against loss or damage that may be caused by system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. The Company's data centers and servers are currently located in San Diego, California, and at a facility in Dallas, Texas. There can be no assurance that a system failure at either of these locations would not materially and adversely affect the Company's ability to provide its products and services.

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

RISK OF CHANGES IN CONSUMER PERCEPTIONS

The future need for FVIPS is in part dependent on the development of demand for products and services that support transactions processed by FVIPS over the Internet and, in particular, use credit card-based payment mechanisms. Demand for secure payment solutions, including FVIPS, has been fueled in part by wide-spread fears of the risks associated with the potential theft of credit card account numbers transmitted over the Internet and other manifestations of Internet-based credit card fraud. Such consumer perceptions of the risks associated with credit card-based Internet transactions have received substantial media attention, but may lack empirical support. In addition, the Company believes that most consumers may be unaware that the potential liability resulting from fraudulent charges to their credit card accounts is limited by federal laws that limit the liability of cardholders for unauthorized use of their card to no more than $50. Any change in consumer perception of the incidence of credit card account number theft over the Internet, or the potential liability attendant to such fraud, could impact the demand for Internet security mechanisms, including FVIPS. Any such decline in the perceived need for the security which the Company believes to be a principal feature of FVIPS could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On March 12, 1998, the Company issued 6,081 shares of its common stock to Beverly Parenti, a consultant, for past services rendered to the Company at an average price of $1.23 per share.

         On March 17, 1998, the Company issued 1,210 shares of its common stock to Pierre Wolff, a consultant, for past services rendered to the Company at an average price of $2.48 per share.

         On March 26, 1998, the Company issued 780 shares of its common stock to Curt Weaver, a consultant, for past services rendered to the Company at an average price of $4.44 per share.

         Such issuances were made without registration under the Securities Act of 1933 pursuant to Section 4 (2). No underwriter or placement agent was involved in these issuances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit Index

             Exhibit 10.32 -- David Ehrenthal Employment Agreement

             Exhibit 10.33 -- Purchase Agreement dated April 30, 1998 among the
                              Company, SOFTBANK Holdings, Inc. and SOFTBANK Technology Ventures IV, L.P.*

             Exhibit 10.34 -- Loan Agreement dated April 30, 1998 among the
                              Company and SOFTBANK Holdings, Inc.*

             Exhibit 10.35 -- Form of Convertible Promissory Note issued to
                              SOFTBANK Holdings, Inc.*

             Exhibit 27.1  -- Financial Data Schedule

             *Incorporated by reference to the Company's current report on
              Form 8-K dated April 30, 1998.

         (B) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST VIRTUAL HOLDINGS INCORPORATED


Dated: May 14, 1998                     By: /s/ Lee H. Stein
                                            ------------------------------------
                                            Lee H. Stein
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

 Dated: May 14, 1998                    By: /s/ John M. Stachowiak
                                            ------------------------------------
                                            John M. Stachowiak
                                            Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)