Form 10-Q
period 1998-06-30
FIRST VIRTUAL HOLDINGS INC
filed 1998-08-03
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                       FIRST VIRTUAL HOLDINGS INCORPORATED
             (Exact Name of Registrant as specified in its charter)


          Delaware                                     33-0612860
------------------------------           ---------------------------------------
(State or jurisdiction of                (I.R.S. Employer Identification Number)
incorporation or organization)

                         4104 SORRENTO VALLEY BLVD. #200
                               SAN DIEGO, CA 92121
          (Address, including zip code, of principal executive offices)

                                 (619) 410-3700
              (Registrant's telephone number, including area code)

                            11975 EL CAMINO REAL #300
                               SAN DIEGO, CA 92130
(Former name, former address & former fiscal year, if changed since last report)

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

Common Stock, $0.001 Par Value - 31,215,599 shares as of June 30, 1998.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX


                                                                                             Page
                                                                                             ----
PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

               Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997            3

               Statements of Operations for the three months (unaudited) and six months
               (unaudited) ended June 30, 1998 and 1997                                        4

               Statements of Cash Flows for the six months (unaudited) ended
               June 30, 1998 and 1997                                                          5

               Notes to the Financial Statements                                               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                           8

               Factors Affecting Operating Results & Market Price of Stock                    14


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                              24

Item 2.        Changes in Securities                                                          24

Item 3.        Defaults upon Senior Securities                                                24

Item 4.        Submission of Matters to a Vote of Security Holders                            25

Item 5.        Other Information                                                              25

Item 6.        Exhibits and Reports on Form 8-K                                               25


SIGNATURES                                                                                    26

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                         1998               1997
                                                                     ------------       ------------
ASSETS                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                          $  6,301,489       $  6,331,059
  Accounts receivable                                                      64,060            207,985
  Prepaid expenses and other                                              246,136            418,615
                                                                     ------------       ------------
Total current assets                                                    6,611,685          6,957,659

Furniture, equipment and software, net                                  1,533,383          1,859,048
Information technology, net                                                 6,405             19,845
Organization and other costs, net                                          64,061             77,630
Deposits and other                                                         80,557            133,907
                                                                     ------------       ------------
Total assets                                                         $  8,296,091       $  9,048,089
                                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $  1,157,784       $  1,440,224
  Accrued compensation and related liabilities                            176,513            370,741
  Accrued interest                                                             --            289,903
  Deferred revenue                                                        184,536            537,790
  Current portion, due to stockholders                                    270,000          1,530,000
  Other accrued liabilities                                               900,070            601,300
                                                                     ------------       ------------
Total current liabilities                                               2,688,903          4,769,958

Amount due to stockholder                                                 125,000            162,500

Series A convertible preferred stock                                           --          4,687,500

Stockholders' deficit:
  Series A convertible preferred stock, $0.001 par value;
     1,000 shares authorized; 0 and 1,000 shares outstanding
     at June 30, 1998 and December 31, 1997, respectively;
     liquidation preference of $5,000,000                                      --                  1
  Preferred stock, 5,000,000 shares authorized, none
    outstanding at December 31, 1997 and 1996                                  --                 --
  Common stock, $0.001 par value; 40,000,000 shares authorized,
    31,215,599 and 8,903,855 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively                      31,216              8,904
  Additional paid-in-capital                                           41,869,894         26,300,228
  Warrants                                                              1,080,828          3,017,115
  Deferred compensation                                                   (65,694)          (155,235)
  Accumulated deficit                                                 (37,434,056)       (29,742,882)
                                                                     ------------       ------------
Total stockholders' equity (deficit)                                    5,482,188           (571,869)
                                                                     ------------       ------------
Total liabilities and stockholders' equity (deficit)                 $  8,296,091       $  9,048,089
                                                                     ============       ============


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                     -------------------------------       -------------------------------
                                         1998               1997               1998               1997
                                     ------------       ------------       ------------       ------------
Revenues                             $    217,625       $    393,067       $    498,294       $    785,984

Cost of Revenues                           16,037             60,471             34,637            171,985
                                     ------------       ------------       ------------       ------------
Gross Profit                              201,588            332,596            463,657            613,999

Operating Expenses:
  Marketing and sales                     420,965          1,122,034          1,213,499          2,171,371
  Research, development
    and engineering                     1,252,689          1,606,815          2,896,745          3,058,821
  General and administrative            1,209,657          1,409,661          2,230,721          2,573,242
  Restructuring charge                    812,166                 --            812,166                 --
  Depreciation and amortization           440,812            289,034            840,075            547,033
                                     ------------       ------------       ------------       ------------

Total operating expenses                4,136,289          4,427,544          7,993,206          8,350,467
                                     ------------       ------------       ------------       ------------
Loss from operations                   (3,934,701)        (4,094,948)        (7,529,549)        (7,736,468)
Interest income                            10,864            156,792             55,761            349,683
Interest expense                          (37,073)           (24,000)           (64,258)           (48,944)
                                     ------------       ------------       ------------       ------------
Net loss                               (3,960,910)        (3,962,156)        (7,538,046)        (7,435,729)
Preferred stock dividend                  (65,624)                --           (153,126)                --
                                     ------------       ------------       ------------       ------------
Net loss applicable to
  common shares                      $ (4,026,534)      $ (3,962,156)      $ (7,691,172)      $ (7,435,729)

Net loss per share, basic
  and diluted                        $      (0.32)      $      (0.45)      $      (0.69)      $      (0.84)

Shares used in per share
  computation, basic and
  diluted                              12,763,183          8,811,514         11,183,418          8,803,463


See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------
OPERATING ACTIVITIES
Net loss                                                 $ (7,538,046)      $ (7,435,729)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                               840,075            547,033
  Loss on disposal of assets                                   19,146                 --
  Common stock issued for services                             42,109                 --
  Compensation expense recognized for stock options           405,718             52,138
  Changes in operating assets and liabilities:
    Accounts receivable                                       143,925            (13,883)
    Prepaid expenses and other                                172,479             (4,245)
    Deposits and other                                         53,350           (109,894)
    Accounts payable                                         (282,440)          (742,234)
    Accrued compensation and related
      liabilities                                            (194,228)          (141,818)
    Deferred revenue                                         (224,516)           514,861
    Accrued interest                                               --             48,000
    Amount paid to stockholder                                (97,500)           (75,000)
    Other accrued liabilities                                 170,035           (390,366)
                                                         ------------       ------------
Net cash used in operating activities                      (6,489,893)        (7,751,137)

INVESTING ACTIVITIES
Additions to furniture and equipment                         (263,427)          (528,911)
Proceeds from sale of fixed assets                             14,738                 --
Maturity of short-term investment                                  --            200,000
                                                         ------------       ------------
Net cash used in investing activities                        (248,689)          (328,911)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                 6,700,489             48,673
Proceeds from the issuance of warrants                          8,523                 --
Proceeds from SOFTBANK loan                                 1,411,578                 --
Repayment of SOFTBANK loan                                 (1,411,578)                --
                                                         ------------       ------------
Net cash provided by financing activities                   6,709,012             48,673

Net decrease in cash and cash equivalents                     (29,570)        (8,031,375)
                                                         ------------       ------------
Cash and cash equivalents at the beginning
  of period                                                 6,331,059         17,127,971
                                                         ------------       ------------
Cash and cash equivalents at the end
  of period                                              $  6,301,489       $  9,096,596
                                                         ============       ============


See accompanying notes

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated ("First Virtual" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of operations and the changes in cash flows for the three month and six month periods ended June 30, 1998 and 1997 have been included. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1998.

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

2.  SOFTBANK AND E*TRADE INVESTMENT

On June 23, 1998, at the Company's Annual Meeting of Stockholders ("Annual Meeting"), the Company's stockholders approved an investment in the Company by SOFTBANK Holdings Inc., SOFTBANK Technology Ventures IV, L.P. (together "SOFTBANK") and E*Trade Group Inc.
("E*Trade").

The Company issued approximately 9.8 million shares of common stock to SOFTBANK and 833,333 shares of common stock to E*Trade for approximate net proceeds of $6.6 million. In addition, SOFTBANK purchased $5.8 million of the Company's outstanding debt and preferred stock, which were subsequently converted into approximately 8.5 million shares of the Company's common stock. The $5.8 million amount includes a settlement to two stockholders of the Company who, on February 5, 1998 had filed civil actions against the Company seeking to recover the principal and interest due under unsecured lines of credit. The total amount of principal and interest paid out as settlement was approximately $1.5 million. Also included in the transaction was the purchase of the 655 remaining outstanding shares of the Series A convertible preferred stock. The original Series A convertible preferred stockholders were granted a reduction in the exercise price of outstanding warrants to purchase up to 850,000 shares of common stock from $5.75 per share to $1.00 per share. Such warrants carry restrictions as to their exercisabilty. After giving effect to these transactions and the private purchase of 1.2 million shares of the Company's common stock from two stockholders, SOFTBANK owns approximately 19.5 million shares of the Company's common stock and holds a majority of the votes on the Board of Directors of the Company that was elected at the Annual Meeting.

3.  RESTRUCTURING CHARGE

In the second quarter 1998, the Company took further steps to focus its efforts on the Interactive Messaging Platform ("IMP"). In doing so, the Company incurred expenses of approximately $545,000 for severance compensation packages related to a reduction in staff and consultants, booked expenses of approximately $170,000 related to the shut down of the First Virtual Internet Payment System ("FVIPS") and incurred expenses of approximately $95,500 related to moving the corporate office to less expensive office space.

4.  SUBSEQUENT EVENTS

On July 13, 1998, First Virtual announced that it entered into a non-binding letter of intent with Email Publishing Inc. ("EMP") to acquire 100% of the outstanding stock of EMP. Email Publishing is a leading provider of message delivery and email subscription management services to publishers and other corporate customers. The transaction, if consummated, will involve the exchange of approximately six million First Virtual common shares for the outstanding stock of EMP. The transaction is contingent upon various factors, including approval by the shareholders of First Virtual, the successful completion of due diligence procedures, as well as other customary matters.

On July 20, 1998, First Virtual announced that it entered into a cooperative agreement with CyberCash, Inc. ("CyberCash") to offer all of First Virtual's merchants and consumers a migration path to CyberCash's CashRegister Payment Service. Pursuant to the agreement, CyberCash will provide Internet payment solutions to First Virtual's merchants and consumers. Additionally, First Virtual's IMP will be CyberCash's preferred solution for interactive messaging and First Virtual will incorporate CyberCash's payment systems into the Company's IMP. First Virtual plans on ceasing its Internet payment services in August 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14 . Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

First Virtual's objective is to develop and provide market-leading interactive messaging services for electronic commerce with intelligent messaging and interactive transactional advertisements.

The Company completed development of its first release of the IMP and started commercial use of the IMP in July 1998. The IMP is a service that enables the development and deployment of interactive multimedia e-mail messaging solutions. The IMP has been designed to be an extensible and scaleable infrastructure for online interactive communications, payment and data warehousing. The IMP has also been designed to allow for intelligent e-mail communications to take place between companies and their customers. It integrates customer service and sales and marketing functions into transactional e-mail messages, that includes the ability to integrate systems for secure payments and the use of highly graphical, animated and interactive elements. The IMP is interoperable with primarily all e-mail platforms and protocols and is expected to integrate the Company's VirtualRECEIPT, VirtualALERT and VirtualMAIL services.

In December 1997, the Company introduced the VirtualADz Software Development Kit ("Virtual ADz SDK"). The VirtualADz SDK uses the Java programming language to create a cross-platform multimedia environment for developing stimulating, interactive advertisements embedded within banner ads and is designed to allow consumers to initiate the purchase and payment and arrange for the delivery of a product being advertised without leaving the Web page on which the advertisement appears. The VirtualADz SDK is also being designed to be embedded within an e-mail message, allowing targeted interactive advertisements to be delivered directly to the customers. The Company's VirtualADz SDK application is designed to provide an interactive and engaging message by combining sound and motion, which is activated by the consumer as the cursor is moved near or on the advertisement.

The Company is currently enhancing the IMP with development of three new capabilities.* VirtualMAIL is designed to allow customized direct e-mail that is tailored to the individual profiles of the recipient consumer. The VirtualRECEIPT is designed to allow electronic receipts to be generated and sent via e-mail, to the consumer, regardless of whether the transaction originally took place in the physical world or over the Internet. VirtualALERT is also an e-mail message sent to the consumer that is designed to notify the consumer of shipment, billing or other critical information regarding a product or service. The Company believes the VirtualMAIL, VirtualRECEIPT and VirtualALERT applications will enable merchants to directly market and merchandise their products and services to consumers.*

During the second quarter of 1998, the Company continued to operate the FVIPS. FVIPS, a secure and easy-to-use payment system introduced in October 1994, was the Company's first application of the VirtualPIN architecture. The Company will cease its FVIPS operations in August 1998 and is currently encouraging its merchants and consumers to migrate to alternative Internet payment systems.


-------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

The Company has incurred net operating losses in each quarter since inception. As of June 30, 1998, the Company had an accumulated deficit of approximately $37.5 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the IMP and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

The Company generates revenues from the IMP, FVIPS, consulting and interactive advertising development. In August 1998, FVIPS operations and related revenues will cease. In December 1997, 1 Virtual Place, the Company's on-line shopping mall, was closed and merchandising sales ceased. Revenue was earned as detailed in the table below:

                                        THREE MONTHS ENDED JUNE  30,  SIX MONTHS ENDED JUNE 30,
                                        ----------------------------  -------------------------
                                             1998          1997          1998          1997
                                           --------      --------      --------      --------
Interactive Messaging Platform             $ 25,700      $     --      $ 25,700      $     --
First Virtual Internet Payment System       111,925       274,367       352,594       410,164
Consulting                                   80,000        98,750       120,000       221,250
Interactive advertising development              --        10,000            --       115,000
Merchandising                                    --         9,950            --        39,570
                                           --------      --------      --------      --------
Total revenues                             $217,625      $393,067      $498,294      $785,984
                                           ========      ========      ========      ========

For the three months ended June 30, 1998, revenues were $217,625 as compared to $393,067 for the three months ended June 30, 1997. Revenues from FVIPS and interactive advertising development decreased as the Company decided to focus its efforts primarily on the IMP and the VirtualADz SDK starting in December 1997. The Company suspended producing VirtualTAGs while focusing efforts on the VirtualADz SDK. Starting in the current quarter, the Company began to recognize both IMP revenue and IMP related consulting revenue as the IMP became ready for commercial use and pilot programs commenced. The Company is in the process of ceasing its FVIPS operations and is encouraging its merchants and consumers to migrate to alternative Internet payment systems.

For the six months ended June 30, 1998, revenues were $498,294 as compared to $785,984 for the six months ended June 30, 1997. Revenues from FVIPS, interactive advertising development and consulting decreased as the Company decided to focus its efforts primarily on developing the IMP and the VirtualADz SDK starting in December 1997.











-------------
*Certain sections in this report have been identified as containing forward looking statements. Although none of the sections on this page are so identified, the reader is cautioned that such sections may contain forward looking information.

Cost of Revenues

The Company's cost of revenues from IMP, FVIPS, interactive advertising development and merchandising were incurred as detailed in the table below:

                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   -------------------------
                                             1998          1997          1998          1997
                                           --------      --------      --------      --------
Interactive Messaging Platform             $     --      $     --      $     --      $     --
First Virtual Internet Payment System        16,037        46,748        34,637        88,818
Interactive advertising development              --         4,000            --        46,000
Merchandising                                    --         9,723            --        37,167
                                           --------      --------      --------      --------
Total revenues                             $ 16,037      $ 60,471      $ 34,637      $171,985
                                           ========      ========      ========      ========

For the three months ended June 30, 1998, the cost of revenues related to FVIPS decreased to 14.3% as compared with 17.0% for the three months ended June 30, 1997. This decrease came from enhancements in the FVIPS which allowed for replacement of services provided by third parties and the Company's ability to negotiate more favorable processing agreements with outside service providers. The Company will continue to incur costs related to the FVIPS through the remainder of the year as final payouts are made to merchants from the system. In December 1997, the Company decided to close its merchandising segment and suspend production of VirtualTAGs while focusing its efforts primarily on the IMP and the VirtualADz SDK. Although costs were incurred from the IMP pilot programs, they were expensed as development expenses since these programs were run while the system was still in the development stage.

For the six months ended June 30, 1998, the cost of revenues related to FVIPS decreased to 9.8% as compared with 21.7% for the six months ended June 30, 1997. The six month decreases in cost of revenues are discussed above in the three month cost of revenue narrative.

Operating Expenses

Standard operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. In addition to standard operating expenses, the Company also incurred restructuring expenses in the second quarter of 1998. The Company expects operating expenses to continue to be substantial as development and enhancement of more robust capabilities associated with the IMP are created.* The Company also expects operating expenses needed for the introduction and promotion of such products to be substantial.* In addition, the Company is anticipating increased expenses from potential opportunities to merge with or acquire complementary businesses and technologies.*

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, decreased to $420,965 for the three months ended June 30, 1998, as compared to $1.1 million for the three months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $540,000, a decrease in consulting fees of approximately $45,000, a decrease in travel related expenses of approximately $30,000 and a general decrease in spending of approximately $64,000. The Company expects that marketing and sales expenses will increase in the future as the Company implements its sales and marketing plan to introduce its IMP.*


------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

For the six months ended June 30, 1998, marketing and sales expenses decreased to $1.2 million as compared to $2.2 million for the six months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $800,000, a decrease in consulting fees of approximately $56,000, a decrease in travel related expenses of approximately $63,000, a decrease in recruiting and relocation expenses of approximately $61,000 and a general decrease in spending of approximately $20,000.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, decreased to $1.3 million for the three months ended June 30, 1998, as compared to $1.6 million for the three months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $210,000, a decrease in travel related expenses of approximately $48,000 and a general decrease in spending of approximately $42,000. To date, all of the Company's software development costs have been expensed as incurred. The Company anticipates that research, development and engineering expenses will increase in future periods as the Company commercially introduces and enhances its IMP.*

For the six months ended June 30, 1998, research, development and engineering expenses were $2.9 million as compared to $3.1 million for the six months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $90,000, a decrease in travel related expenses of approximately $48,000 and a decrease in general spending of approximately $62,000.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. For the three months ended June 30, 1998, general and administrative expenses decreased to $1.2 million as compared to $1.4 million for the three months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $270,000, a general reduction in spending of approximately $75,000 offset by an increase in legal expenses of approximately $145,000.

 For the six months ended June 30, 1998, general and administrative expenses decreased to $2.2 million as compared to $2.6 million for the six months ended June 30, 1997. This decrease resulted primarily from decreases in salaries, wages and payroll taxes of approximately $545,000, a general reduction in spending of approximately $80,000, offset by an increase in legal expenses of approximately $225,000.

Restructuring expenses. In the second quarter 1998, the Company took further steps to focus its efforts on the IMP. In doing so, the Company incurred expenses of approximately $545,000 for severance compensation packages related to a reduction in staff and consultants, booked expenses of approximately $170,000 related to the shut down of the FVIPS and incurred expenses of approximately $95,500 related to moving the corporate office to less expensive office space.


------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

The Company expects to experience significant fluctuations in its future quarterly operating results.* These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's IMP; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and the IMP concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services, are subject to change as the Company introduces the IMP and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $6.3 million in cash and cash equivalents. On June 23, 1998, at the Company's Annual Meeting, the Company's stockholders approved an investment in the Company by SOFTBANK and E*Trade. The Company issued approximately 9.8 million shares of common stock to SOFTBANK and 833,333 shares of common stock to E*Trade for approximate net proceeds of $6.6 million. In addition, SOFTBANK purchased $5.8 million of the Company's outstanding debt and preferred stock, which were subsequently converted into approximately 8.5 million shares of the Company's common stock. The $5.8 million amount includes a settlement with two stockholders of the Company who, on February 5, 1998 had filed civil actions against the Company seeking to recover the principal and interest due under unsecured lines of credit. The total amount of principal and interest paid out as settlement was approximately $1.5 million. Also included in the transaction was the purchase of the 655 remaining outstanding shares of the Series A convertible preferred stock. The original Series A convertible preferred stockholders were granted a reduction in the exercise price of their warrants to purchase up to 850,000 shares of common stock from $5.75 per share to $1.00 per share. Such warrants carry restrictions as to their exercisabilty. After giving effect to these transactions and the private purchase of 1.2 million shares of the Company's common stock from two stockholders, SOFTBANK owns approximately 19.5 million shares of the Company's common stock and holds a majority of the votes on the Board of Directors of the Company that was elected at the Annual Meeting.

The Company believes that existing cash resources will be sufficient to support the Company's currently anticipated working capital and capital expenditure requirements through year end 1998.* However, the Company anticipates that it will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of 1998 to ensure that the Company remains in compliance with the requirements of the Nasdaq National Market for continued listing. As of this filing, the Company has initiated efforts to raise additional capital. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges


------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition and the Nasdaq National Market may decide to discontinue the listing of the Company's common stock, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Operating activities used cash of $6.5 million during the six months ended June 30, 1998. Net cash used during this period was primarily to fund the net operating loss of $6.7 million (excluding depreciation, amortization and compensation expense related to the issuance of stock), reduce accounts payable and other accrued liabilities by approximately $305,000, pay down amounts due to stockholders by $97,500, reduce deferred revenue by approximately $225,000, offset by a decrease in deposits and prepaid expenses of approximately $225,000, collection of accounts receivable of approximately $145,000 and a savings of approximately $450,000 in compensation expense from employees and consultants who accepted common stock and stock options in lieu of cash compensation.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems.* Capital expenditures were $263,400 and $528,900 for the six months ended June 30, 1998 and 1997, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.

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


------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES;
LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of June 30, 1998, the Company had an accumulated deficit of approximately $37.5 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's revenues will increase in the future. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research, development and engineering and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company commenced operations in March 1994, and accordingly the Company has a limited operating history upon which to base an evaluation of its business and prospects. To date, substantially all of the Company's revenues have been attributable to the receipt of registration fees from consumers and merchants, transaction processing fees, merchandising fees, sales of VirtualTAGs and consulting fees associated with FVIPS. The Company will cease its FVIPS operations in August 1998 and is currently encouraging its merchants and consumers to migrate to alternative Internet payment systems. The Company has determined to dedicate all its resources to developing and implementing its IMP and related services and technologies. The Company's future financial performance will depend significantly on the successful introduction and customer acceptance of the IMP and other new and enhanced products and services. Demand for new product categories such as the IMP is inherently difficult to predict, and the Company believes that its prior experience in developing and operating FVIPS does not offer a meaningful basis to assess the future prospects of the IMP and related products and services. Accordingly, there is no assurance that a significant market for the IMP or for any other technologies or services of the Company will develop or that the Company will be successful in marketing the IMP or any new or enhanced products or services.

INTEGRATION OF POTENTIAL ACQUISITIONS

As a part of its business strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. On July 13, 1998, First Virtual announced that it entered into a non-binding letter of intent with Email Publishing Inc. to acquire 100% of the outstanding stock of EMP. This and any such future acquisition would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products and services, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

NEED FOR ADDITIONAL CAPITAL; UNCERTAINTY OF ADDITIONAL FINANCING; UNCERTAINTY OF NASDAQ NATIONAL MARKET LISTING

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

The Company filed a form 8-K on June 26, 1998, as required by the Nasdaq National Market to show that the SOFTBANK transaction would put the Company back into compliance with all requirements for continued listing. However, should the Nasdaq National Market in the future decide to discontinue the listing of the Company's common stock, such actions by the Nasdaq National Market would adversely affect the liquidity and market price of the common stock.

ANTICIPATED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As a result of the early stage of development of Internet commerce, the IMP and the Company's limited operating history, the Company's revenue expectations are based almost entirely on internal estimates of future demand and not on actual experience. In particular, it is difficult to forecast revenue expectations for the IMP, which was released for commercial use in July 1998. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. To a certain extent, the Company has encountered this problem to date. As a result, the Company has not and may not be able to take advantage of revenue opportunities as quickly as it would hope, because of an effort to scale down its infrastructure to match lower than expected revenues. There can be no assurance that revenues associated with use of the IMP or Internet related consulting will increase significantly, or at all. Any material shortfall of demand for the Company's products and services would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's IMP; difficulties encountered in the development or deployment of products or services, including interactive messaging; market acceptance of Internet commerce in general and the IMP concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services are subject to change as the Company introduces the IMP and assesses its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is probable and possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's common stock.

RISKS RELATED TO PRODUCT TRANSITION

The Company has derived substantially all of it revenues to date from FVIPS, VirtualTAGs and related services. In the second quarter of fiscal 1997, the Company determined to refocus it resources on developing and commercializing the IMP. Since the IMP has just recently been completed, and since the IMP has only been implemented on a limited basis, no assurance can be given that the IMP will be successful or that the cost of future enhancements will not exceed future revenues generated by the IMP. In addition, there is no assurance that the Company's current server capacity and communications systems will be adequate to support high volumes of IMP usage. A key element of the Company's strategy is to generate a high volume of messages and associated transactions through the IMP. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of messages processed by the Company's systems could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. Any additional investment in enhancing the capacity of the Company's server and communications systems may adversely affect the Company's financial condition and operating results and may result in service delays and interruptions that would adversely impact the Company's revenues and reputation. In the event that the IMP is not successfully introduced and marketed and revenues from the IMP are not sufficient to return the cost of its operation and future enhancements, the Company's business, financial condition and results of operation will be materially and adversely affected.

UNCERTAIN ACCEPTANCE OF INTERACTIVE MESSAGING SERVICES

The Company's future success depends to a significant degree on the Company's ability to successfully market the IMP and related services. The first phase of the IMP has just recently been commercially introduced and to date, the Company has not secured any significant customer commitments to license, use or implement the IMP. Moreover, market demand for new product and service categories such as interactive messaging is inherently uncertain. The IMP represents a departure from the traditional methods of marketing and information exchange employed by the Company's target customers, who have typically relied predominantly on advertising and direct mail to attract new customers and maintain customer relationships. Acceptance of the IMP will require a transition to new ways of conducting business by enterprises that have already made substantial investments in other means of conducting commerce and exchanging information. Accordingly, the market prospects for the IMP are highly uncertain. Moreover, although the Company believes that the IMP will prove to be an efficient and cost-effective marketing and relationship-management vehicle for a broad variety of customers, there is no assurance that prospective customers will be able to implement the IMP without substantial additional cost, or that the cost-efficiency of the IMP will compare favorably with traditional methods of marketing and information exchange for most customers. Failure of the IMP to meet customers' demands for efficacy and cost-efficiency may result in a decline in use of the Company's interactive messaging services over time and would materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with financial institutions, catalog companies, direct marketers and travel services, which include airlines, rental cars agencies and hotel operators, to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with such entities in an effort to enhance the Company's ability to penetrate the market for interactive messaging, such relationships are nonexclusive and have not resulted in any comprehensive or measurable increase in the Company's revenues to date. No assurance can be given that the Company will be able to develop strategic relationships or that any such relationship will prove to be effective in creating demand for the IMP. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors that offer alternative Internet commerce solutions.

The operation of the IMP is dependent on the continued availability and reliability of the Internet and collateral telecommunications. The Company is substantially dependent on several third party providers of Internet connectivity and collateral telecommunication services. There can be no assurance that these companies will continue to provide services to the Company without disruptions in service, at the current cost, or at all. Although the Company believes that such services could be obtained from other sources in due course if required, reengineering the Company's computer systems and telecommunications infrastructure to accommodate a new service provider could only be accomplished at significant cost and with significant delay. Any interruption of such service providers also would be likely to result in the disruption of the operation of the IMP with an attendant loss of revenues and potential loss of customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to promote the use of the IMP, the Company will be required to significantly expand its direct sales force and marketing organization and manage such personnel effectively. Establishing required marketing and sales capability will require substantial efforts and significant management and financial resources. The Company's management has very limited experience in recruiting, developing or managing a marketing and sales force. There can be no assurance that the Company will be able to recruit and retain direct marketing and sales personnel in order to build an effective marketing and sales organization, that building such a marketing and sales organization will be cost effective or that the Company's marketing and sales efforts will be successful.

UNDEVELOPED AND RAPIDLY CHANGING MARKETS

The markets for the Company's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. Acceptance and usage of the IMP is dependent on continued growth in use of e-mail as a primary means of communications by businesses and consumers. Increased usage of interactive messaging is also contingent on acceptance of e-mail as a vehicle for targeted marketing of products and services and on the ability of the Company to successfully differentiate its services from random mass e-mailing products and services which have encountered substantial resistance from consumers. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for the Company's products and services will develop to sustain the Company's business.

The Company's success is critically dependent on the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of Internet commerce. There can be no assurance that use of e-mail as a primary method of communication or commerce over the Internet will become widespread, that a market for the Company's products and services will emerge or that the IMP or other applications using the VirtualPIN architecture will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the Internet infrastructure is not adequately expanded or managed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

The market for products and services that enable interactive messaging capabilities and the sale of goods and services over the Internet is intensely competitive, and, to the extent that commercial activity over the Internet increases, the Company expects competition to increase significantly. There are no substantial barriers to entry into the Company's business, and the Company expects established and new entities to enter the market for interactive messaging services and interactive Internet communications in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing service is competitive with the Company's current services.

The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as PostX Corporation, Axciom, ReplyNet, InfoBeat, Inc., Email Publishing Inc., and Cyber Data Systems, Inc. The Company also competes with Narrative Communication in the interactive advertising arena and with BroadVision Inc., Intellipost Corporation and E-Care Group, Inc. for one-to-one marketing, as well as with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers.

The Company may experience additional competition from Internet service providers, advertising and direct marketing agencies and other large established businesses who enter the market for either interactive messaging services. Companies such as America Online, Microsoft Corp., IBM Corp., Integrion, AT&T, Hewlett-Packard Company, Netscape Communications Corporation, Harte-Hanks Data Technology, ADVO, The Interpublic Group of Companies, Inc. and Foote, Cone and Belding, which possess large, existing customer bases, substantial financial resources and established distribution channels, could develop, market or resell a number of messaging services or payment alternatives. Such potential competitors may also choose to enter the market for messaging services by acquiring one of the Company's existing competitors or by forming strategic alliances with such competitors, either of which may impede the Company's ability to compete effectively.

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

DEPENDENCE UPON PRODUCT AND SERVICE DEVELOPMENT; RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

The Company's success depends upon its ability to develop the IMP and other new products and services that satisfy evolving customer requirements including potential applications for Internet advertising, merchandising and direct marketing. The market for the Company's services is characterized by rapidly changing technology, emerging industry standards and customer requirements that have been changing every few months. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to market new products and services in a timely manner. Failure of the Company, for technological or other reasons, to develop and introduce the IMP and other new products and services that are compatible with emerging industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company or its competitors may announce enhancements to existing products or services, or new products or services embodying new technologies, emerging industry standards or customer requirements that render the Company's existing products and services obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products or services by the Company or its competitors or any change in emerging industry standards will not cause customers to terminate use of the Company's existing products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF CAPACITY CONSTRAINTS

A key element of the Company's strategy is to generate a high volume of messages and associated transactions through the company's IMP. Accordingly, the performance of the Company's products and services is critical to the Company's ability to achieve market acceptance and continued use of these products and services. Significant increases in the volume of messages could strain the capacity of the Company's software or hardware, which could lead to slower response time or system failures. The Company has and intends to continue to make substantial investments to increase its server capacity by adding new servers and upgrading its software, when necessary. As the number of Web and Internet users increases, there can be no assurance that the Company's products and services will be able to meet this demand. The Company and its customers are also dependent upon Web browsers, e-mail clients and Internet and online service providers for access to its services, and users have experienced difficulties due to system failures unrelated to the Company's system, products or services. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

The future of the Internet as a center for commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and in the number and quality of products and services designed for use on the Internet. In particular, future growth of e-mail as a pre-eminent method of communication depends on growing user preference of e-mail over traditional means of communication, and on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for the IMP or any substantial commercial use of the Internet, will develop. There can be no assurance that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the novelty of the medium recedes. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet or e-mail communication to achieve increased acceptance and be accessible to a broad audience at moderate costs would jeopardize the viability of Internet commerce and the market for the Company's products and services. Accordingly, there can be no assurance that e-mail messaging or Internet commerce will become widespread or that sustainable markets for the Company's products and services will develop. If such markets fail to develop, develop more slowly than expected or become dominated by one or more competitors, the Company's business, financial condition and results of operations will be materially and adversely affected. Furthermore, if the Internet becomes unable to support the demands of its users, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols or due to increased governmental regulation. If the necessary infrastructure, complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations will be materially and adversely affected.

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH MANAGEMENT TEAM

The rapid development necessary for the Company to exploit the market opportunity for the IMP and its other services requires an effective planning and management process. The Company has recently experienced significant changes in its senior management. Lee H. Stein, the Company's Chairman and Chief Executive Officer resigned from his position as an officer of the Company on June 30, 1998, although Mr. Stein continues to serve on the Company's Board of Directors and continues to serve as a consultant to the Company. In addition, John M. Stachowiak, the Company's Vice President, Finance and Administration and Chief Financial Officer resigned from his position as an officer of the Company on May 15, 1998 and Dr. Carolyn Turbyfill, the Company's VP of Engineering and Operations resigned from her position as an officer of the Company on June 15, 1998. At the time of this filing, the Company has not designated successors for Mr. Stein, Mr. Stachowiak or Ms. Turbyfill. The Company's future success will depend to a significant extent on the Company's ability to recruit new management talent and on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the executive team will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty, and will most likely continue to experience difficulty in integrating or replacing members of a management team from a variety of industry backgrounds. It is uncertain whether current or future members of the management team can be successfully assimilated or replaced. The Company's failure to attract, retain and assimilate qualified personnel, or the failure of any of the executives to perform effectively, or the loss of any such personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The introduction of the IMP and the Company's efforts to grow the Company's customer base have placed, and are expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability of the Company to effectively manage available resources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company currently retains highly confidential customer information in a secure database server that the Company believes to be isolated from the Internet. Although the server is protected by firewalls and proprietary, one-way batch protocols along with regular Company reviews of the system for security weaknesses, there can be no assurance that unauthorized individuals could not obtain access to this database server. Any unauthorized penetration of the Company's servers could result in the theft confidential customer information, e-mail addresses, and comprehensive transaction histories. Unauthorized penetration could lead to attempts to use such information for fraudulent purposes. Although the Company believes that the its system's architecture should thwart attempts to use misappropriated information, widespread attempts to effect such transactions would require the Company to devote substantial resources to counteracting such attempts and could result in a compromise of the system or the interruption of the Company's ability to provide its products and services and may result in adverse publicity to the Company and consequently have a material adverse effect on the Company's business, financial condition and results of operations. It is also possible that an employee of the Company could attempt to misuse confidential customer information, exposing the Company to legal liability. Furthermore, although the Company employs disclaimers and limitation of warranty provisions in its client agreements to attempt to limit its liability to clients, including liability arising out of systems failure, there can be no assurance that such provisions will be enforceable, or will otherwise prove effective in limiting the Company's exposure to damage claims.

Although the Company carries property, errors and omissions, crime and business interruption insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of e-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its clients, which could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED INTELLECTUAL PROPERTY

The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect its proprietary rights. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying the Company's products and services, or that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there is no assurance that competitors will not be able to develop functionally equivalent interactive messaging technologies without infringing any of the Company's intellectual property rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The Company believes it is not currently subject to direct regulation by any government agency in the U.S., other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, no assurance can be given that federal, state or foreign agencies will not attempt in the near future to begin to regulate the market for Internet commerce. In addition, if a government agency were to challenge the Company's position with respect to the applicability of regulations to its activities, responding to such a challenge could result in significant expenditures of the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. More generally, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, taxation and characteristics and quality of products and services. For example, the Telecommunications Reform Act of 1996 may subject certain Internet content providers to criminal penalties for the transmission of certain information and could also result in liability to Internet service providers, Web hosting sites and transaction facilitators such as the Company. Various foreign jurisdictions have also moved to regulate access to the Internet and to strictly control Web content. Even if the Company's business is not directly subject to regulation, the adoption of any such laws or regulations may inhibit the growth of the Internet, or the businesses of the users of the Company's products and services, which could in turn adversely affect the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, taxation and personal privacy is uncertain. Such uncertainty creates the risk that such laws could be interpreted in a manner that could generally inhibit commerce on the Internet and adversely impact the Company's business.

Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. Government agencies may promulgate rules and regulations affecting the Company's activities or those of the users of its products and services. Any or all of these potential actions could result in increased operating costs for the Company or for the principal users of its services and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance which would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On June 22, 1998, First Virtual reached a settlement agreement with the claimant who filed a complaint for breach of contract which sought the sum of $66,488.71 from First Virtual for financial investor relations work performed by the claimant. The Company settled with such claimant for $40,000.

            On June 23, 1998, the holders of certain promissory notes, who had filed a civil lawsuit against the Company on February 5, 1998, seeking to recover the principal and interest which they alleged was due, signed a release on the writ of attachment that had been previously been allowed by the court, releasing approximately $1.5 million of the Company's cash back into the Company's bank account.


ITEM 2.     CHANGES IN SECURITIES

            On April 2, 1998, the Company issued 605 shares of its common stock to Curt Weaver, a consultant, for past services rendered to the Company at an average price of $4.44 per share.

            On April 14, 1998, the Company issued 3,503 shares of its common stock to Pierre Wolff, a consultant, for past services rendered to the Company at an average price of $0.86 per share.

            On April 16, 1998, the Company issued 5,839 shares of its common stock to Beverly Parenti, a consultant, for past services rendered to the Company at an average price of $0.86 per share.

            On May 18, 1998, the Company issued 3,582 shares of its common stock to Pierre Wolff, a consultant, for past services rendered to the Company at an average price of $0.84 per share.

            On May 18, 1998, the Company issued 5,969 shares of its common stock to Beverly Parenti, a consultant, for past services rendered to the Company at an average price of $0.84 per share.

            On June 1, 1998, the Company issued 1,861 shares of its common stock to Pierre Wolff, a consultant, for past services rendered to the Company at an average price of $1.61 per share.

            On June 3, 1998, the Company issued 3,101 shares of its common stock to Beverly Parenti, a consultant, for past services rendered to the Company at an average price of $1.61 per share.

            On June 8, 1998, the Company issued 1,614 shares of its common stock to Curt Weaver, a consultant, for past services rendered to the Company at an average price of $0.9063 per share.

            Such issuances were made without registration under the Securities Act of 1933 pursuant to Section 4 (2). No underwriter or placement agent was involved in these issuances.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            The Company held an Annual Meeting of Stockholders (the "Meeting") on June 23, 1998. Proxies were solicited for the meeting.

            The matters described below were voted on at the Meeting. Of the 11,777,548 shares of common stock and 655 shares of Series A preferred stock eligible to vote at the Meeting, 11,157,895 shares of common stock and 0 shares of Series A were actually voted and the results of the votes taken at such meeting were as follows:

            1. Of 11,157,895 shares voted, 8,964,169 shares voted to ratify and approve the issuance of up to 19,282,880 shares of the Company's common stock to SOFTBANK Technology Ventures IV L.P. a Delaware limited partnership and SOFTBANK Holdings, Inc., a Delaware Corporation. There were 50,760 votes against such ratification and 5,090 votes abstaining.

            2. Of 11,157,895 shares voted, 8,963,540 shares voted to approve an amendment to the Company's Certificate of Incorporation to eliminate the classification of the Company's Board of Directors such that each director will stand for election annually. There were 50,889 votes against such ratification and 5,590 votes abstaining.

            3. Of 11,157,895 shares voted, 11,120,256 shares voted to elect
               Ronald D. Fisher as a director; 11,135,256 shares voted to elect both Gary E. Rieschel and Bradley A. Feld as directors. Each director is to serve until their successors are duly elected and qualified. There were 37,639 votes withheld for Ronald D. Fisher and 22,639 votes withheld for both Gary E. Rieschel and Bradley
               A. Feld

            4. Of 11,157,895 shares voted, 8,942,437 shares voted to ratify and approve the issuance of 1,000 shares of the Company's Series A preferred stock and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion or exercise thereof. There were 72,167 votes against such ratification and 5,415 votes abstaining.

            5. Of 11,157,895 shares voted, 8,736,867 shares voted to amend the
               Company's 1995 Stock Option Plan to increase the number of shares available for the issuance thereunder by 1,000,000 to an aggregate of 4,000,000 shares. There were 277,887 votes against such ratification and 5,265 votes abstaining.

            6. Of 11,157,895 shares voted, 11,111,745 shares voted to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company for the fiscal year ending December 31, 1998. There were 38,460 votes against such ratification and 7,690 votes abstaining.

ITEM 5.     OTHER INFORMATION

            The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A) Exhibit Index

                Exhibit 27.1    - Financial Data Schedule

            (B) Exhibit 10.36 - Form 8-K Pro forma Balance Sheet dated June 26,
                1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST VIRTUAL HOLDINGS INCORPORATED


Dated: August 3, 1998                  By:  /s/  Keith S. Kendrick
                                           ------------------------------------
                                            Keith S. Kendrick
                                            President
                                            (Principal Executive Officer)

Dated: August 3, 1998                  By:  /s/  Thomas Huppert
                                           ------------------------------------
                                            Thomas Huppert
                                            Chief Accounting Officer
                                            (Principal Financial and
                                            Accounting Officer)