Form 10-K405/A
period 1997-12-31
FIRST VIRTUAL HOLDINGS INC
filed 1998-10-20
CIK 1017829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     E-mail enables businesses to target their messages to a single customer or a group of customers. To exploit the full power of the medium, the e-mail message should provide perceived value to the customer and also engage the customer with its interactive features. Properly designed, interactive, intelligent e-messaging can serve the needs of almost any business.*


     The Interactive Messaging Platform is designed to facilitate customer care, direct marketing and advertising services and will offer numerous features including electronic receipts or notifications; interface capability with popular personal financial software (such as Intuit's Quicken and Microsoft Money), automatic "click to respond" capability to outbound direct marketing; embedded Java based full motion ad banners and a secure payment transaction capability.*


     Target customers for First Virtual's Interactive Messaging Platform will include companies, who possess some degree of Internet savvy, with large consumer databases, especially those who value the importance of loyalty marketing and one-to-one relationships. These would include credit card issuers, catalog companies, direct marketers and travel services, such as airlines, rental car agencies and hotel operators. First Virtual is pursuing a multi-channel sales strategy, which includes selling directly to prospective companies and alliances, which include advertising and mail agencies, web integrators and call centers.

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

STATEMENT OF OPERATIONS


                                                                                     MARCH 11, 1994
                                               YEAR ENDED DECEMBER 31,            (DATE OF INCEPTION)
                                      -----------------------------------------   THROUGH DECEMBER 31,
                                          1997           1996          1995               1994
                                      ------------   ------------   -----------   --------------------
Revenue.............................  $  1,450,598   $    695,866   $   197,902        $    3,580
Cost of revenues....................       270,416        265,900       123,375                --
                                      ------------   ------------   -----------        ----------
Gross profit........................     1,180,182        429,966        74,527             3,580
Operating expenses:
Marketing and sales.................     5,424,110      1,836,545       346,400           143,678
Research, development and
  engineering.......................     6,687,177      4,652,582       530,809           307,315
General and administrative..........     4,377,688      4,237,638     1,292,781           358,790
Depreciation and amortization.......     1,097,716        524,124       106,628            16,327
                                      ------------   ------------   -----------        ----------
          Total operating
            expenses................    17,586,691     11,250,889     2,276,618           826,110
                                      ------------   ------------   -----------        ----------
Loss from operations................   (16,406,509)   (10,820,923)   (2,202,091)         (822,530)
Interest income (expense)...........       459,227        130,983       (67,890)          (13,149)
                                      ------------   ------------   -----------        ----------
Net loss............................   (15,947,282)   (10,689,940)   (2,269,981)         (835,679)
Dividends imputed on preferred
  stock.............................    (1,250,000)            --            --                --
                                      ------------   ------------   -----------        ----------
Net loss applicable to common
  shares............................  $(17,197,282)  $(10,689,940)  $(2,269,981)       $ (835,679)
                                      ============   ============   ===========        ==========
Net loss per share, basic and
  diluted...........................  $      (1.94)  $      (2.33)  $     (0.54)       $    (0.26)
Shares used in per share
  computation, basic and diluted....     8,842,367      4,588,262     4,170,231         3,185,606


BALANCE SHEET DATA

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                    1997         1996          1995        1994
                                                 ----------   -----------   ----------   ---------
Cash, cash equivalents and short-term
  investments(1)...............................  $6,331,059   $17,327,971   $2,091,651   $  14,847
Furniture, equipment, software and information
  technology, net..............................  $1,878,893   $ 2,023,861   $  417,653   $ 261,638
Total assets...................................  $9,048,089   $19,692,557   $2,574,826   $ 320,421
Current liabilities............................  $4,769,952   $ 3,236,037   $  622,403   $ 148,672
Notes and amounts payable to stockholders......  $1,692,500   $ 1,912,500   $1,200,000   $ 713,400
Series A convertible preferred stock(2)........  $4,687,500   $        --   $       --   $      --
Stockholders' equity (net capital
  deficiency)..................................  $ (571,869)  $14,944,020   $  752,423   $(541,651)

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


  Year 2000 Compliance



     Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately 1 1/4 years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that the Company's Interactive Messaging Platform is Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. While the Interactive Messaging Platform was designed to be Year 2000 compliant, the Company has not yet undertaken a systematic effort to identify any Year 2000 compliance problems in the various components of the Interactive Messaging Platform. The Company believes that compliance testing will require approximately 200-300 man-hours, and intends to complete such testing in 1999.



     Several collateral software and communications systems provided by third parties are required for the operation of the Interactive Messaging System, any of which may contain coding which is not Year 2000 compliant. These collateral systems include server software used to operate the Company's network servers, software controlling routers, switches and other components of the Company's data network, disk management software used to control the Company's data disk arrays, firewall, security, monitoring and back-up software used by the Company, as well as desktop PC applications software. In each case, the Company employs widely available software applications from leading third party vendors, and expects that such vendors


---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the actual future results will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17, for a discussion of factors that could affect future performance. The reader is cautioned that other sections not so identified may also contain forward looking information.

will provide any required upgrades or modifications in a timely fashion. However, any failure of third party software suppliers to provide Year 2000 compliant versions of the software used by the Company could result in a temporary disruption of Interactive Messaging Platform service or otherwise disrupt the Company's operations.



     Year 2000 compliance problems could also undermine the general infrastructure necessary to support the Company's operations. For instance, the Company depends on third party Internet service providers (ISPs) for connectivity to the Internet and to customers' information systems. Any interruption of service from the Company's ISPs could result in a temporary interruption of the Company's interactive messaging and other services. the Company has attempted to address this risk by obtaining redundant service capacity from multiple ISPs. In addition, the Company relies on a third-party data center to house certain of its servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third party data center could result in an interruption of the Company's services. Moreover, the effects of Year 2000 compliance deficiencies on the integrity and stability of the Internet are difficult to predict. A significant disruption in the ability of businesses and consumers to reliably access the Internet would have an adverse effect on demand for the Company's services and adversely impact the Company's business, financial condition and results of operations.



     Failure of the Company's customers to ensure that their software systems are Year 2000 compliant could also adversely affect the Company's operations. The Interactive Messaging Platform is designed to interface with customer databases and communications systems in order to retrieve relevant information from customers' electronic commerce systems or customer databases and in order to allow customers to independently control certain features of the service including the content of transmitted messages. the Company cannot assess or control the degree of Year 2000 compliance in its customers' information systems. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using the Interactive Messaging Platform, which could materially affect the Company's operating results. In order to address the risk of disruptions in customer information systems, the Company has designed the Interactive Messaging Platform to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of the Company's interactive messaging services until such customers' internal information technology problems have been alleviated, which would adversely affect the Company's business, financial condition and results of operations. Moreover, the spending patterns of current or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or update their systems for Year 2000 compliance. These expenditures may result in reduced funds available for such customers to pay for the Company's services, which could have a material adverse affect on the Company's business, financial condition and results of operations.

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


  Need for Additional Capital



     The Company will need to raise additional funds to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If adequate funds cannot be obtained or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Also, as additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be further reduced, stockholders may experience significant additional dilution and such equity securities may also have rights, preferences or privileges senior to those of the holders of the Company Common Stock. Although the Company believes that it has sufficient capital to fund its operations through the end of 1998, the Company may elect to raise up to $15 million through a private placement of capital stock of the Company before the end of 1998.

  Uncertainty of Nasdaq National Market Listing



     The Company anticipates that it will need to raise additional funds from time to time to ensure that the Company remains in compliance with the requirements of the Nasdaq National Market for continued listing. If Nasdaq in the future decides to discontinue the listing of the Company Common Stock, such actions by Nasdaq would adversely affect the liquidity and market price of the Company Common Stock.



     If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq National Market, and the shares of the Company Common Stock could be subject to removal from the Nasdaq National Market. Trading, if any, in the Company Common Stock would therefore be conducted on the Nasdaq SmallCap Market, which is a significantly less liquid market than the Nasdaq National Market. As a result, a stockholder could find it more difficult to dispose of the Company Common Stock. Nasdaq has recently promulgated new rules which make continued listing of companies on both the Nasdaq National Market and the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company Common Stock were removed from the Nasdaq National Market and does not qualify for listing on the Nasdaq SmallCap Market, the Company Common Stock could be subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, failure to qualify for listing on, or removal from, the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company Common Stock and the ability of the Company stockholders to sell their securities in the secondary market. In addition, if the market price of the Company Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the Company Common Stock and the ability of the Company stockholders to sell such the Company Common Stock in the secondary market. Furthermore, under such circumstances, if the Company was deemed to be an issuer of "penny stock," forward-looking statements of the Company would not be subject to Section 27A of the Securities Act and Section 21E of the Exchange Act.


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

EMPLOYMENT AGREEMENTS AND CHANGE-IN CONTROL ARRANGEMENTS


     In January 1996, the Company entered into an employment agreement with Lee
H. Stein, the Chief Executive Officer and Chairman of the Company's Board of Directors. The employment agreement provides that Mr. Stein shall receive a salary of $240,000 annually (subject to increases by the Company's Board of Directors). The employment agreement further provides that, upon the termination or upon the occurrence of a Change of Control of the Company Mr. Stein's service as Chairman of the Company's Board of Directors (a) Mr. Stein shall receive either $20,000 per month for a period of twelve months following the Triggering Event or a lump-sum payment of $200,000, (b) Mr. Stein shall further receive all deferred salary and interest accrued on such deferred salary, and (c) all options granted to Mr. Stein pursuant to his employment agreement shall fully vest and become exercisable. "Change of Control" is defined as a sale of fifty-one per cent (51%) or more of the outstanding shares of stock of the Company in a single transaction.


     In July 1996, the Company entered into a two-year employment agreement with Marshall T. Rose, Technical Advisor to the Chairman with the Company holding an option for one additional year of service on the same terms. The employment agreement provides that Mr. Rose shall receive a salary of $200,000 per annum.

     In October 1996, the Company entered into an employment agreement with John
M. Stachowiak, Vice President of Finance and Administration and Chief Financial Officer of the Company. Under the agreement, Mr. Stachowiak is entitled to an annual salary of $200,000 and travel expenses of up to $50,000 per year for the first two years of the agreement. The employment agreement, as amended, provides that, if Mr. Stachowiak's position as Vice President of Administration and Finance is eliminated, all options previously granted to Mr. Stachowiak shall fully vest and become exercisable.



     In April 1997, the Company entered into an employment agreement with Keith Kendrick, President of the Company. The employment agreement, as amended, provides (i) Mr. Kendrick receive an annual salary of $215,000, (ii) a bonus of $83,000 for the 1997 fiscal year, (iii) a signing bonus of $15,000 and certain relocation expenses and (iv) that, if upon a Change of Control (as defined above) Mr. Kendrick's duties with the Company are significantly changed such that he no longer has primary responsibility for the marketing of the Company's products and services he may terminate his employment with the Company. Upon a termination under such circumstances, all options previously granted to Mr. Kendrick shall fully vest and become exercisable. In addition, the employment agreement provides that if the Company's cash or marketable securities with a maturity of less than 12 months fall below $1,500,000, the Company shall pay Mr. Kendrick $100,000 within ten days of Mr. Kendrick's request for payment under the employment agreement.



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS



     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report shall not be incorporated by reference into any such filings.



COMPENSATION COMMITTEE REPORT



     The following report is submitted by the Compensation Committee. Each member of the Compensation Committee is a non-employee director. The Compensation Committee is responsible for establishing the direction for the Company's executive compensation strategy. Underlying the Compensation Committee's decisions is the firm belief that the actions of the Company's executive officers directly impact the short-term and long-term performance of the Company, and such officers should be rewarded in a manner consistent with the Company's financial and non-financial results.



EXECUTIVE COMPENSATION PHILOSOPHY



     The Company's executive compensation program has been designed to provide competitive levels of compensation that are linked to the performance of the Company, recognize achievement of annual and long-term goals, reward above target performance and help attract and retain qualified executives. Consistent with this philosophy, the executive compensation program provides annual cash compensation through base salary and in some cases an annual bonus, and a long-term component through stock options. The program supports a performance-oriented environment by providing incentive compensation that changes in a consistent and measurable way with both the financial performance of the Company and management performance in support of strategic objectives.



     The Compensation Committee determines annual salaries, bonuses and long-term incentives for senior executive officers. Salaries are based primarily on experience, responsibility and individual performance. Equity-based compensation is oriented toward the achievement of increasing stockholder value over the long term and is determined pursuant to the 1995 Stock Plan.



BASE SALARY



     The Compensation Committee establishes base salaries each year at a level intended to be competitive with comparable companies. In addition to the competitive market range, many factors are considered in determining actual base salaries, including the duties and responsibilities assumed by the executive, the scope of the executive's position, length of service, individual performance, internal equity considerations and special expertise beneficial to the Company. The Compensation Committee also reviews relevant financial results and the success of the management team in areas of performance that are not easily captured through accounting measures, such as business strategies and introductions of new products and services.



ANNUAL ASSESSMENT OF EXECUTIVE OFFICERS



     The Compensation Committee makes an assessment of performance of each executive officer on an annual basis by considering such factors as the economic environment, performance comparisons against competitors, the quality of earnings, the balance between short- and long-term objectives and the stability of the Company.



CHIEF EXECUTIVE OFFICER COMPENSATION



     During fiscal 1997, the Company's Chairman and Chief Executive Officer, Lee
H. Stein, earned $240,000. As a participant in the Company's Compensation Reduction Plan, Mr. Stein on April 29, 1998 elected to reduce his cash compensation by 50%, and in consideration will receive options to purchase Common Stock of the Company. The Compensation Committee's approach to establishing Mr. Stein's compensation is to be competitive with comparable companies and to have a significant portion of his compensation depend on the achievement of financial and non-financial performance criteria. All compensation actions relating to Mr. Stein are subject to the approval of the Board of Directors.



CONCLUSION



     The Compensation Committee believes the mix of market-based salaries and the potential for equity-based rewards for long-term performance represents an appropriate balance of total compensation. This balanced executive compensation program provides a competitive and motivational compensation package to the executive officer team required to produce the results the Company strives to achieve in the future. The Compensation Committee further believes that the executive compensation program strikes an appropriate balance between the interest of the stockholders, the needs of the Company in operating its business and the executive team.



                                          COMPENSATION COMMITTEE



                                          Pamela H. Patsley


                                          Scott Loftesness

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of the February 19, 1998, (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director,
(iii) the Named Executive Officers, and (iv) all directors and executive officers as a group:


                                                               SHARES OF COMMON STOCK
                                                               BENEFICIALLY OWNED(1)
                                                              ------------------------
                                                                             PERCENT
                  NAME OF BENEFICIAL OWNER                     NUMBER      OF TOTAL(2)
                  ------------------------                    ---------    -----------
Lee H. Stein(3).............................................  2,230,083       21.97%
  11975 El Camino Real, Suite 300
  San Diego, CA 92130-2542
Paymentech Merchant Services, Inc.(4).......................  1,645,217       15.88%
  1601 Elm Street
  Dallas, TX 75201
Tawfiq N. Khoury(5).........................................  1,357,000       14.13%
  2505 Congress Street, Suite 200
  San Diego, CA 92110
Next Century Communications Corp.(6)........................  1,382,000       14.35%
  1400 Key Boulevard, First Floor
  Arlington, VA 22209
First USA Financial(7)......................................    940,734        9.43%
Nathaniel Borenstein(8).....................................    287,805        2.96%
Marshall T. Rose(9).........................................    256,425        2.70%
Stephen Marcus(10)..........................................     62,600           *
John M. Stachowiak(11)......................................     93,125           *
Scott Loftesness(12)........................................    227,194        2.34%
Pamela H. Patsley(13).......................................  1,645,217       15.88%
All directors & officers as a group (10 persons)(14)........  4,802,764       42.39%


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

(14) Includes 1,833,525 shares subject to options exercisable within 60 days of February 19, 1998. Excludes shares held by Paymentech Merchant Services, Inc., First Data, First USA Financial and NCCC.



     The following table sets forth the beneficial ownership of Series A Preferred Stock of the Company as of February 19, 1998 by each person known by the Company to be the beneficial owner of more than 5% of the Company's Series A Preferred Stock, Named Executive Officers or director held shares of Series A Preferred Stock as of such date.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) INDEX TO THE FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   46
Balance Sheets as of December 31, 1997 and 1996.............   47
Statements of Operations for the years ended December 31,
  1997, 1996 and 1995.......................................   48
Statements of Stockholders' Equity (Net Capital Deficiency)
  for the years ended December 31, 1997, 1996 and 1995......   49
Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995.......................................   50
Notes to Financial Statements...............................   51


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
    10.18*    Sublease Agreement dated as of June 15, 1996 by and between
              Company and Integrated Medical Systems.
    10.19*    Lease Agreement dated as of April 18, 1996 by and between
              Company and KMD Foundation.
    10.20*    Facilities Agreement dated as of August 14, 1996 between the
              Company and Paymentech, Inc.
    10.21*    Waiver and Amendment dates as of August 20, 1996 between the
              Company and Paymentech, Inc.
    10.22*    Merchant Credit Card Agreement dated as of September 12,
              1994, between the Company and Paymentech, Inc., as amended.
    10.23*    Agreement for Information Technology Services dated as of
              October 12, 1994 between the Company and Electronic Data
              Systems Corporation , as amended.
    10.24*    Consulting and Development Agreement dated as of August 16,
              1996 between the Company and Sybase, Inc.
    10.25*    Master Lease Agreement dated as of October 24, 1996 between the Company and ComDisco, Inc.
    10.26*    Software License Agreement dated March 20, 1997 between the
              Company and Sybase, Inc.
    10.27**   Amended Agreement between the Company and First Data
              Corporation, dated March 31, 1997.
    10.28**** Keith Kendrick Employment Agreement.
    10.29**** Carolyn Turbyfill Employment Agreement.
    10.30**** Amendment to Keith Kendrick Employment Agreement.
    10.31***  Form of Private Placement Purchase Agreement dated October
              20, 1997, between First Virtual Holdings Incorporated and
              certain investors.
    11.1****  Statement re: Computation of Per Share Earnings.
    23.1      Consent of Ernst & Young, Independent Auditors.
    27.1****  Financial Data Schedule.
    27.2****  Restated Financial Data Schedule for year ended 1996.


---------------
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File #333-14573).

** Previously filed as exhibit to the Company's Form 10-Q, March 31, 1997 (SEC File #000-21751).

*** Previously filed as exhibit to the Company's Form 8-K, October 22, 1997 (SEC File #000-21751).

**** Previously filed as exhibit to the Company's Form 10-K, December 31, 1997
     (SEC File #000-21751).


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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                            STATEMENTS OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues.........................................  $  1,450,598    $    695,866    $    197,902
Cost of revenues.................................       270,416         265,900         123,375
                                                   ------------    ------------    ------------
Gross profit.....................................     1,180,182         429,966          74,527
Operating expenses:
  Marketing and sales............................     5,424,110       1,836,545         346,400
  Research, development and engineering..........     6,687,177       4,652,582         530,809
General and administrative(1)....................     4,377,688       4,237,638       1,292,781
Depreciation and amortization....................     1,097,716         524,124         106,628
                                                   ------------    ------------    ------------
          Total operating expenses...............    17,586,691      11,250,889       2,276,618
                                                   ------------    ------------    ------------
Loss from operations.............................   (16,406,509)    (10,820,923)     (2,202,091)
Interest income..................................       554,587         235,560          20,259
Interest expense.................................       (95,360)       (104,577)        (88,149)
                                                   ------------    ------------    ------------
Net loss.........................................  $(15,947,282)   $(10,689,940)   $ (2,269,981)
Dividend imputed on preferred stock(2)...........    (1,250,000)             --              --
                                                   ------------    ------------    ------------
Net loss applicable to common shares.............  $(17,197,282)   $(10,689,940)   $ (2,269,981)
                                                   ============    ============    ============
Net loss per share, basic and diluted............  $      (1.94)   $      (2.33)   $      (0.54)
Shares used in per share computation, basic
  and diluted....................................     8,842,367       4,588,262       4,170,231


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
                                                      ==========    ==========

 3. RELATED PARTY TRANSACTIONS


     In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained an unsecured line of credit commitment from the stockholder for borrowings up to $800,000. The Company also has an unsecured line of credit from a stockholder which allows for maximum borrowings of $400,000. The borrowings plus interest at 8% are due upon the earlier of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At December 31, 1997, $1,200,000 has been drawn against these lines of credit. See further discussion at Note 10.


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


                                                                      DECEMBER 31,
                                                               --------------------------
                                                    1997           1996          1995
                                                ------------   ------------   -----------
Pro forma net loss applicable to common
  shares......................................  $(17,889,405)  $(11,186,398)  $(2,276,119)
Pro forma net loss per common share, basic and
  diluted.....................................        $(2.02)        $(2.44)       $(0.55)


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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

 10. SUBSEQUENT EVENT


     On February 5, 1998, two stockholders filed civil actions against the Company seeking to recover the principal and interest due under the unsecured lines of credit described in Note 3. The total amount of principal and interest is approximately $1.5 million which is reflected as current liabilities in the financial statements. Subsequently, on February 20, 1998, $1.5 million of the Company's available cash was attached.