Form 10-K405/A
period 1997-12-31
FIRST VIRTUAL HOLDINGS INC
filed 1998-11-04
CIK 1017829

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


BASIS OF PRESENTATION



     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. The Company anticipates that its existing available cash and cash equivalents and the related interest income will not be adequate to satisfy its capital requirements through December 31, 1998. Management estimates that additional funding will be necessary to enable the Company to fund its presently planned operations through the end of 1998. Although the Company believes it has reasonable alternatives to meet the financial needs of its operations, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms that are favorable to the Company. To fund the ongoing research, development and general operating activities, the Company is dependent on raising additional funds from the capital markets and corporate partners. In this regard, the Company is presently in discussion with several companies about strategic alliances for the deployment of the Interactive Messaging Platform. In addition to seeking capital and strategic partners, management plans to address the cash flow used in operations by reducing general and administrative expenditures through the reduction of employee headcount and the consolidation of operating facilities into smaller and lower cost facilities; reducing marketing expenditures through the reduction of employee headcount and activities associated with the marketing of FVIPS; and reducing research, development and engineering expenditures through the elimination of further development of FVIPS and focusing the Company's future efforts on IMP, thereby significantly reducing the cash used in operating activities. Additionally, management plans to limit its expenditures on capital assets and to negotiate with certain of its shareholders to convert their debt into equity. Should the Company be unable to raise sufficient funds, establish funding through strategic alliances, significantly reduce cash used in its operations and convert certain of its debt to equity, it may be required to file for bankruptcy.

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

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

  Revenue Recognition

     First Virtual has four main sources of revenue: Internet payment system
(IPS), merchandising, interactive advertising development and consulting. Internet payment system revenue consists of consumer and merchant registrations, transaction revenue, Infohaus revenue and marketing revenue. Merchandising revenue consists of sales generated from JUNO On-line and 1 Virtual Place merchandise sales. Interactive advertising development consists of sales of VTAGs. Consulting revenue consists of payments for Internet consulting services provided.

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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. The Company's comprehensive loss will not be materially different than net loss as reported. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

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

                      FIRST VIRTUAL HOLDINGS INCORPORATED

                               DECEMBER 31, 1997

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