Form 10-Q
period 1998-09-30
FIRST VIRTUAL HOLDINGS INC
filed 1998-11-16
CIK 1017829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                        Commission File Number: 000-21751

                       FIRST VIRTUAL HOLDINGS INCORPORATED
             (Exact Name of Registrant as specified in its charter)

            Delaware                                   33-0612860
 -------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                         4104 SORRENTO VALLEY BLVD. #200
                               SAN DIEGO, CA 92121
          (Address, including zip code, of principal executive offices)

                                 (619) 410-3700
              (Registrant's telephone number, including area code)

(Former name, former address & former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

        Indicate by check mark whether the registrant has filed all documents and reports to be filed by sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by the court. Yes       No
                  -----    -----

                      Applicable Only to Corporate Issuers

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 33,061,743 shares as of September 30, 1998.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                      INDEX

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997       3

          Statements of Operations for the three months (unaudited) and nine months
          (unaudited) ended September 30, 1998 and 1997                                   4

          Statements of Cash Flows for the nine months (unaudited) ended September 30,
          1998 and 1997                                                                   5

          Notes to the Financial Statements                                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           7

          Factors Affecting Operating Results & Market Price of Stock                    14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              25

Item 2.   Changes in Securities                                                          25

Item 3.   Defaults upon Senior Securities                                                25

Item 4.   Submission of Matters to a Vote of Security Holders                            25

Item 5.   Other Information                                                              25

Item 6.   Exhibits and Reports on Form 8-K                                               25


SIGNATURES                                                                               26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                                 BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                          1998               1997
                                                                          ----               ----
ASSETS                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                           $  7,620,705       $  6,331,059
  Accounts receivable                                                       85,842            207,985
  Notes receivable                                                         100,000                 --
  Prepaid expenses and other                                               405,115            418,615
                                                                      ------------       ------------
Total current assets                                                     8,211,662          6,957,659

Furniture, equipment and software, net                                   1,285,885          1,859,048
Information technology, net                                                     --             19,845
Organization and other costs, net                                           57,277             77,630
Deposits and other                                                          42,263            133,907
                                                                      ------------       ------------
Total assets                                                          $  9,597,087       $  9,048,089
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                    $    671,879       $  1,440,224
  Accrued compensation and related liabilities                             146,294            370,741
  Accrued interest                                                              --            289,903
  Deferred revenue                                                              --            537,790
  Current portion, due to stockholder                                      270,000          1,530,000
  Other accrued liabilities                                                364,678            601,300
                                                                      ------------       ------------
Total current liabilities                                                1,452,851          4,769,958

Amount due to stockholder                                                  125,000            162,500

Series A convertible preferred stock                                            --          4,687,500

Stockholders' equity (deficit):

  Series A convertible preferred stock, $0.001 par value;
    1,000 shares authorized; 0 and 1,000 shares outstanding
    at September 30, 1998 and December 31, 1997, respectively;
    liquidation preference of $5,000,000                                        --                  1

  Preferred stock, 5,000,000 shares authorized, none
    outstanding at September 30, 1998 and December 31, 1997                     --                 --

  Common stock, $0.001 par value; 40,000,000 shares authorized,
    33,061,743 and 8,903,855 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively                  33,062              8,904
  Additional paid-in-capital                                            46,034,536         26,300,228
  Warrants                                                               1,080,828          3,017,115
  Deferred compensation                                                    (38,093)          (155,235)
  Accumulated deficit                                                  (39,091,097)       (29,742,882)
                                                                      ------------       ------------
Total stockholders' equity (deficit)                                     8,019,236           (571,869)
                                                                      ------------       ------------
Total liabilities and stockholders' equity (deficit)                  $  9,597,087       $  9,048,089
                                                                      ============       ============

See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------         -------------------------------
                                           1998           1997                     1998            1997
                                           ----           ----                     ----            ----
Revenues                                $   346,632    $   325,921              $   844,926    $  1,111,905

Cost of revenues                             10,193         45,677                   44,830         217,662
                                        -----------    -----------              -----------    ------------
Gross profit                                336,439        280,244                  800,096         894,243

Operating expenses:
  Marketing and sales                       209,993      1,843,868                1,423,492       4,015,239
  Research, development
    and engineering                         996,078      1,817,490                3,892,823       4,876,311
  General and administrative                550,833        962,919                2,781,554       3,536,161
  Restructuring charge                           --             --                  812,166              --
  Depreciation and amortization             305,282        274,868                1,145,357         821,901
                                        -----------    -----------              -----------    ------------
Total operating expenses                  2,062,186      4,899,145               10,055,392      13,249,612
                                        -----------    -----------              -----------    ------------
Loss from operations                     (1,725,747)    (4,618,901)              (9,255,296)    (12,355,369)
Interest income                              72,603        103,256                  128,364         452,939
Interest expense                             (3,897)       (21,562)                 (68,155)        (70,506)
                                        -----------    -----------              -----------    ------------
Net loss                                 (1,657,041)    (4,537,207)              (9,195,087)    (11,972,936)
Preferred stock dividend                         --             --                 (153,126)             --
                                        -----------    -----------              -----------    ------------
Net loss applicable to
  common shares                         $(1,657,041)   $(4,537,207)             $(9,348,213)   $(11,972,936)

Net loss per share, basic
  and diluted                           $     (0.05)   $     (0.51)             $     (0.52)   $      (1.36)

Shares used in per share
  computation, basic and
  diluted                                31,744,216      8,876,032               18,125,810       8,827,919

See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                               1998              1997
                                                               ----              ----
OPERATING ACTIVITIES

Net loss                                                    $(9,195,087)     $(11,972,936)
Adjustments to reconcile net loss to net
  cash used in operating activities:

  Depreciation and amortization                               1,145,357           821,901
  Loss on disposal of assets                                     33,943                --
  Common stock issued for services                               46,745                --
  Compensation expense recognized for stock options             446,082            52,138
  Changes in operating assets and liabilities:
    Accounts receivable                                         122,143          (231,239)
    Notes receivable                                           (100,000)               --
    Prepaid expenses and other                                  211,987           (36,751)
    Deposits and other                                         (106,842)          (95,624)
    Accounts payable                                           (768,345)         (534,899)
    Accrued compensation and related
      liabilities                                              (224,447)         (118,595)
    Deferred revenue                                           (537,790)          606,234
    Accrued interest                                           (289,903)           69,563
    Amount paid to stockholder                                  (97,500)         (112,500)
    Other accrued liabilities                                  (236,616)           12,369
                                                            -----------      ------------
Net cash used in operating activities                        (9,550,273)      (11,540,339)

INVESTING ACTIVITIES

Additions to furniture and equipment                           (297,760)         (581,208)
Proceeds from sale of fixed assets                               14,733                --
Maturity of short-term investment                                    --           200,000
                                                            -----------      ------------
Net cash used in investing activities                          (283,027)         (381,208)

FINANCING ACTIVITIES

Proceeds from issuance of common stock, net                  11,114,423            58,709
Proceeds from the issuance of warrants                            8,523            50,000
Proceeds from SOFTBANK loan                                   1,411,578                --
Repayment of SOFTBANK loan                                   (1,411,578)               --
                                                            -----------      ------------
Net cash provided by financing activities                    11,122,946           108,709
                                                            -----------      ------------

Net increase/(decrease) in cash and cash equivalents          1,289,646       (11,812,838)

Cash and cash equivalents at the beginning
  of period                                                   6,331,059        17,127,971
                                                            -----------      ------------
Cash and cash equivalents at the end
  of period                                                 $ 7,620,705      $  5,315,133
                                                            ===========      ============

See accompanying notes.

                       FIRST VIRTUAL HOLDINGS INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim unaudited financial statements included herein have been prepared by First Virtual Holdings Incorporated ("First Virtual" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of operations and the changes in cash flows for the three month and nine month periods ended September 30, 1998 and 1997 have been included. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1998.

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

2.  SOFTBANK INVESTMENT

On September 10, 1998, SOFTBANK Holdings Inc. and SOFTBANK Technology Ventures IV, L.P. (together "SOFTBANK") purchased 1,641,026 shares of the Company's common stock at $2 7/16 per share for $4 million. The price per share was based on the closing price of the Company's stock as reported by the Nasdaq National Market on September 4, 1998. This investment by SOFTBANK increases its ownership of the Company's common stock to 64% of all shares outstanding as of September 30, 1998.

3.  PENDING ACQUISITION OF EMAIL PUBLISHING, INC.

On August 20, 1998, First Virtual signed a definitive agreement to acquire Email Publishing, Inc. (EPub). EPub is a leading provider of message delivery and email subscription services to publishers and other corporate customers. The transaction, which is subject to satisfaction of certain conditions including approval by the stockholders of First Virtual and EPub, will involve the exchange of approximately six million common shares of First Virtual.

4.  PENDING ACQUISITION OF DISTRIBUTED BITS L.L.C.

On September 22, 1998, First Virtual signed a non-binding letter of intent to acquire Distributed Bits L.L.C. ("Distributed Bits"). Distributed Bits is a Chicago-based developer of inbound e-mail management products. The transaction, if consummated pursuant to the terms set forth in the letter of intent, will involve the exchange of First Virtual common stock and warrants for all equity interests in Distributed Bits. The transaction is contingent upon various factors, including the negotiation of the definitive agreement mutually satisfactory to the parties, completion by First Virtual of its financial, technical and legal due diligence, approval of the transaction by the First Virtual Board and approval of the transaction by members of Distributed Bits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains, in addition to historical information, forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21 E of the Exchange Act.. Actual results could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 14. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

First Virtual's objective is to develop and provide market-leading interactive messaging services for electronic commerce that integrate intelligent messaging and interactive transactional advertisements.

The Company completed development of its first release of the Interactive Messaging Platform (IMP) and started commercial use of the IMP in July 1998. The IMP is a service that enables the development and deployment of interactive multimedia e-mail messaging solutions. The IMP has been designed to be an extensible and scaleable infrastructure for online interactive communications, payment and data warehousing. The IMP has also been designed to allow for intelligent e-mail communications to take place between companies and their customers incorporating sophisticated targeted offer matching capabilities and real time integration with legacy systems. It integrates customer service and sales and marketing functions into interactive, round trip transactional e-mail messages that include the ability to integrate systems for secure payments and the use of highly graphical, animated and interactive elements. Key differentiating core IMP features include:

o Two-way messaging with intelligent response handling which allows transactions within e-mails

o Presentation optimization which allows end users to receive the richest and most robust form of e-mail

o Web-based Graphical User Interface allows clients to control from their desktops all aspects of messaging including message production, segmentation, response handling and scheduling

o     Efficient outbound transmission using heuristics gathered since 1994

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

On August 17, 1998, the Company ceased its operations of the First Virtual Internet Payment System ("FVIPS") and encouraged its merchants and consumers to migrate to alternative Internet payment systems.

On August 20, 1998, First Virtual, Email Publishing, Inc., a Delaware corporation ("EPub"), EPub Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of First Virtual ("Sub") and certain other parties entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement calls for First Virtual to acquire EPub by means of a merger of the Sub with and into EPub. As a result of the transaction, EPub will become a wholly-owned subsidiary of First Virtual and all outstanding shares of stock of EPub and rights to acquire such shares will be converted into an aggregate of 6,000,000 shares of the common stock of First Virtual. Upon the acquisition of EPub, First Virtual intends to integrate EPub into the Company's existing management structure and operations and to operate the combined entities under a single new entity, MessageMedia, Inc. The transaction is contingent on various factors, including approval of the transaction by stockholders of First Virtual and EPub.

EPub has incurred net operating losses since its inception, and , as a result of the anticipated investment First Virtual plans to continue to make in expanding EPub's business, First Virtual expects that the acquisition of EPub will increase the Company's net operating losses by approximately $85,000 per month. The Company does not anticipate a significant increase in capital expenditures as a result of acquiring EPub.

First Virtual has incurred net operating losses in each quarter since inception. As of September 30, 1998, First Virtual had an accumulated deficit of approximately $39.1 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the IMP and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

The Company has historically generated revenues from the IMP, FVIPS, consulting and interactive advertising development. On August 17, 1998, the company ceased the FVIPS operations. Also, in December 1997, 1 Virtual Place, the Company's on-line shopping mall, was closed and merchandising sales ceased. Revenue was earned as detailed in the table below:

                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------    -------------------------------
                                               1998         1997                  1998              1997
                                               ----         ----                  ----              ----
Interactive Messaging Platform               $ 56,000      $      --            $ 81,700      $       --
Consulting                                    100,000         36,250             220,000         257,500
Interactive advertising development                --             --                  --         115,000
First Virtual Internet Payment System         190,632        285,366             543,226         695,530
Merchandising                                      --          4,305                  --          43,875
                                             --------       --------            --------      ----------
Total revenues                               $346,632       $325,921            $844,926      $1,111,905
                                             ========       ========            ========      ==========

For the three months ended September 30, 1998, revenues were $346,632 as compared to $325,921 for the three months ended September 30, 1997. Starting in the second quarter 1998, the Company began to recognize both IMP revenue and IMP related consulting revenue as the IMP became ready for commercial use. Both consulting revenue and IMP revenue improved slightly for the three months ended September 30, 1998 as compared to the three months ended June 30, 1998. Revenues from the FVIPS during the most recent quarter were primarily due to a contract coming to completion allowing First Virtual to recognize approximately $185,000 of revenue in July 1998. The Company ceased it operations of the FVIPS on August 17, 1998 and has encouraged its merchants and consumers to migrate to alternative Internet payment systems.

For the nine months ended September 30, 1998, revenues were $844,926 as compared to $1,111,905 for the nine months ended September 30, 1997. Revenues from the FVIPS, interactive advertising development and merchandising decreased while IMP revenue increased. This change in the revenue mix is a direct result of the Company changing its focus to developing and implementing its IMP services. Consulting revenue remained consistent for the nine months ending September 1998 and 1997. The Company ceased merchandising operations in December 1997 and its FVIPS operations in August 1998.

Cost of Revenues

The Company's cost of revenues from the IMP, interactive advertising development, FVIPS and merchandising were incurred as detailed in the table below:

                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------    -------------------------------
                                              1998           1997                1998           1997
                                              ----           ----                ----           ----
Interactive Messaging Platform               $ 6,671        $    --             $ 6,671       $     --
Interactive advertising development               --             --                  --         46,000
First Virtual Internet Payment System          3,522         41,679              38,159        130,497
Merchandising                                     --          3,998                  --         41,165
                                             -------        -------             -------       --------
Total revenues                               $10,193        $45,677             $44,830       $217,662
                                             =======        =======             =======       ========

For the three months ended September 30, 1998, the cost of revenues related to the FVIPS decreased to 5.3% of related revenues as compared with 14.6% for the three months ended September 30, 1997. This decrease is primarily attributable to the Company incurring no cost of revenues for the $185,000 of revenue from a FVIPS contract that came to completion in July 1998. Cost of services related to the IMP were approximately 11.9% for the three months ended September 30, 1998. The Company is still in the early stages of commercial use of its IMP and may incur higher costs of services as the IMP process matures. In December 1997, the Company closed its merchandising segment and suspended selling interactive advertising development products, while focusing its efforts primarily on the IMP and the VirtualADz SDK.

For the nine months ended September 30, 1998, the cost of revenues related to the FVIPS decreased to 7.0% of related revenues as compared with 18.8% for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company incurred the same IMP cost of services as for the three months ended September 30, 1998. This is due to no IMP cost of services being incurred for the six months ended June 30, 1998. Such costs were expensed as development costs as the IMP was still in the development stage and not yet ready for commercial use. The IMP was commercially released on July 2, 1998.

Operating Expenses

Standard operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. In addition to standard operating expenses, the Company also incurred restructuring expenses in the second quarter of 1998. The Company expects operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with the IMP continues. The Company also anticipates that expenses necessary for the introduction and promotion of such products will be substantial. In addition, the Company may incur operational expenses related to opportunities to merge with or acquire complementary businesses and technologies.

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, decreased to $209,993 for the three months ended September 30, 1998, as compared to $1.8 million for the three months ended September 30, 1997. This decrease is primarily due to the elimination of 24 employees in the marketing staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $450,000, a decrease in consulting fees of approximately $485,000 due to reductions in marketing research, a decrease in promotional expenses of approximately $490,000 from elimination of sales efforts related to the payment system, a decrease in recruiting and relocation related expenses of approximately $95,000 as hiring new employees slowed and a general decrease in spending of approximately $70,000 from lower headcount. The Company expects that marketing and sales expenses will increase in the future as the Company implements its sales and marketing plan to market the IMP and integrate EPub and other potential acquisitions.

For the nine months ended September 30, 1998, marketing and sales expenses decreased to $1.4 million as compared to $4.0 million for the nine months ended September 30, 1997. This decrease is primarily due to the elimination of employees from the marketing staff resulting in a decrease in salaries, wages and payroll taxes of approximately $1.2 million, a decrease in consulting fees of approximately $545,000 due to reductions in marketing research, a decrease in promotional expenses of approximately $360,000 from elimination of sales efforts related to the payment system, a decrease in recruiting and relocation expenses of approximately $160,000 as hiring new employees slowed, and decreases in travel related expenses of approximately $90,000 and a general decrease in spending of approximately $245,000 from lower headcount.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, decreased to $1.0 million for the three months ended September 30, 1998, as compared to $1.8 million for the three months ended September 30, 1997. This decrease is primarily due to the elimination of 20 employees in the research, development and engineering staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $570,000, a decrease in travel of approximately $35,000 and a general decrease in spending of approximately $195,000 from lower headcount. To date, all of the Company's software development costs have been expensed as incurred. The Company anticipates that research, development and engineering expenses will increase in future periods as the Company enhances its IMP and integrates EPub `s messaging technology with the IMP.

For the nine months ended September 30, 1998, research, development and engineering expenses were $3.9 million as compared to $4.9 million for the nine months ended September 30, 1997. This decrease is primarily due to the elimination of employees in the research, development and engineering staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $580,000, and decreases in travel related expenses of approximately $85,000 and a general decrease in spending of approximately $335,000 from lower headcount.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. For the three months ended September 30, 1998, general and administrative expenses decreased to $550,833 as compared to $962,919 for the three months ended September 30, 1997. This decrease is primarily due to the elimination of 12 employees from the general and administrative staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $240,000, a decrease in promotional expenses of approximately $90,000 from less public relations and investor relations activities and a general reduction in spending of approximately $82,000 from lower headcount.

For the nine months ended September 30, 1998, general and administrative expenses decreased to $2.8 million as compared to $3.5 million for the nine months ended September 30, 1997. This decrease is primarily due to the elimination of employees from the general and administrative staff resulting in a decrease in salaries, wages and payroll taxes of approximately $680,000, a decrease in promotional expenses of approximately $355,000 from less public relations and investor relations activities, offset in part, by an increase in legal expenses of approximately $230,000 for litigation and Nasdaq related issues and an increase in consulting expenses of approximately $105,000 for merger and acquisition related research and analysis.

Restructuring expenses. In the second quarter 1998, the Company took steps to focus its efforts on the IMP. In doing so, the Company incurred restructuring expenses of approximately $812,166, of which approximately $545,000 was for severance compensation packages related to a reduction in staff and consultants, approximately $170,000 of expenses related to the shut down of the FVIPS and approximately $95,000 of expenses related to moving the Company's corporate offices.

The Company expects to experience significant fluctuations in its future quarterly operating results.

These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's IMP; difficulties encountered in the development or deployment of products or services, including interactive messaging; difficulties encountered in acquiring and/or merging with other companies or technologies, including in particular any difficulties in integrating the technology and operations of Epub and/or Distributed Bits; market acceptance of Internet commerce in general and the IMP concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services, are subject to change as the Company introduces the IMP and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $7.6 million in cash and cash equivalents. On September 10, 1998, SOFTBANK Holdings Inc. and SOFTBANK Technology Ventures IV, L.P. (together "SOFTBANK") purchased 1,641,026 shares of the Company's common stock at $2 7/16 per share for $4 million. The price per share was based on the closing price of the Company's stock as reported by the Nasdaq National Market on September 4, 1998. This investment by SOFTBANK increases its ownership of the Company's common stock to 64% of all shares outstanding as of September 30, 1998.

First Virtual believes that existing cash resources will be sufficient to support First Virtual's currently anticipated working capital and capital expenditure requirements through the end of 1998. However, it appears that First Virtual will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of the first quarter 1999, to ensure that First Virtual remains in compliance with the requirements of the Nasdaq National Market for continued listing. As of this filing, First Virtual has initiated efforts to raise additional capital. The timing and amount of First Virtual's capital requirements will depend on a number of factors, including demand for First Virtual's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that First Virtual may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of First Virtual's stockholders will be diluted and such equities may have rights, preferences or privileges senior to those of the holders of First Virtual's common stock. There can be no assurance that additional financing will be available when needed or that, if available, will include terms favorable to First Virtual or its stockholders. If adequate funds are not available on acceptable terms, First Virtual may be unable to develop or enhance its products or services, take advantage of opportunities or respond to competition and the Nasdaq National Market may continue to discontinue the listing of First Virtual's common stock.

During the nine months ended September 30, 1998, First Virtual significantly reduced its operating expenditures. These cost reduction efforts have been coupled with the planned reduction of capital expenditures. Management continues to pursue opportunities to increase its revenues and believes that the market for the IMP has recently shown signs of significant expansion. Management believes that these efforts and its continuing efforts to raise additional capital through equity placements with existing stockholders, their affiliates or strategic partners should allow First Virtual to continue operations for the next twelve months. If near term revenues do not increase or if First Virtual is unable to raise additional equity, management would be required to further reduce its expenditures on research and development and general and administrative activities. These reductions could significantly hamper First Virtual's ability to develop the IMP.

Operating activities used cash of $9.4 million during the nine months ended September 30, 1998. Net cash used during this period was primarily to fund the net operating loss of $7.5 million (excluding depreciation, amortization and compensation expense related to the issuance of stock), reduce accounts payable and other accrued liabilities by approximately $1.5 million, pay down amounts due to stockholders by approximately $98,000, reduce deferred revenue by approximately $538,000 and increase deposits by approximately $105,000, offset by decreases in prepaid expenses of approximately $210,000 and collection of accounts receivable of approximately $120,000.

Capital expenditures have been, and future capital expenditures are expected to be, primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and management information systems. Capital expenditures were $297,760 and $581,208 for the nine months ended September 30, 1998 and 1997, respectively. Furniture and equipment are stated at cost and depreciated over three to five years using the straight line method.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately 1 1/4 years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although First Virtual believes that the IMP is Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the near future. While the IMP was designed to be Year 2000 compliant, the Company has not yet undertaken a systematic effort to identify any Year 2000 compliance problems in the various components of the IMP. The Company believes that compliance testing will require approximately 200-300 man-hours and intends to complete such testing in 1999.

Several collateral software and communications systems provided by third parties are required for the operation of the IMP, any of which may contain coding which is not yet Year 2000 compliant. These collateral systems include server software used to operate First Virtual's network servers, software controlling routers, switches and other components of First Virtual's data network, disk management software used to control the Company's data disk arrays, firewall, security, monitoring and back-up software, as well as desktop PC applications software. In each case, First Virtual employs widely available software applications from leading third party vendors, and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third party software suppliers to provide Year 2000 compliant versions of the software used by the Company could result in a temporary disruption of the IMP services or otherwise disrupt the Company's operations.

Year 2000 compliance problems could also undermine the general infrastructure necessary to support First Virtual's operations. For instance, the Company depends on third party Internet Service Providers (ISPs) for connectivity to the Internet and to customers' information systems. Any interruption of service from the Company's ISPs could result in a temporary interruption of First Virtual's interactive messaging and other services. The Company has attempted to address this risk by obtaining redundant service capacity from multiple ISPs. In addition, First Virtual relies on a third party data center to house certain of its servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third party data center could result in an interruption in the Company's services. Moreover, the effects of Year 2000 compliance deficiencies on the integrity and stability of the Internet are difficult to predict. A significant disruption in the ability of businesses and consumers to reliably access the Internet would have an adverse effect on demand for the Company's services and adversely impact First Virtual's business, financial condition and results of operations.

Failure of First Virtual's customers to ensure that their software systems are Year 2000 compliant could also adversely affect the Company's operations. The IMP is designed to interface with customer databases and communications systems in order to retrieve relevant information from customers' electronic commerce systems or customer databases and in order to allow customers to independently control certain features of the service including content of transmitted messages. First Virtual cannot assess or control the degree of Year 2000 compliance in its customers' information systems. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using the IMP, which could materially affect the Company's operating results. In order to address the risk of disruptions in customer information systems, First Virtual has designed the IMP to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of the Company's interactive messaging services until such customers' internal information technology problems have been alleviated, which could adversely affect First Virtual's business, financial condition and results of operations. Moreover, the spending patterns of current or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or update their systems for Year 2000 compliance. These expenditures may result in reduced funds available for such customers to pay for First Virtual's services, which could have a material adverse affect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

First Virtual operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net operating losses in each quarter since its inception in March 1994. As of September 30, 1998, the Company had an accumulated deficit of approximately $39.1 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's revenues will increase in the future. In addition, as a result of the anticipated significant investment that the Company is making and plans to continue to make in its systems, sales, marketing, research, development and engineering and administrative infrastructure over the near term, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve or be able to sustain profitability. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, because of First Virtual's history of operating losses and, as of December 31, 1997, insufficient working capital to finance First Virtual's planned operations through 1998, First Virtual independent auditors in their report on First Virtual's 1997 financial statements noted that such conditions raised substantial doubt about First Virtual's ability to continue as a going concern.

First Virtual commenced operations in March 1994 and, accordingly, First Virtual has a limited operating history upon which to base an evaluation of its business and prospects. To date, substantially all of the Company's revenues have been attributable to the receipt of registration fees from consumers and merchants, transaction processing fees, merchandising fees, sales of VirtualTAGs and consulting fees associated with FVIPS. The Company ceased its FVIPS operations on August 17, 1998 and has encouraged its merchants and consumers to migrate to alternative Internet payment systems. First Virtual has decided to dedicate all its resources to developing and implementing its IMP and related services and technologies. The Company's future financial performance will depend significantly on the successful introduction and customer acceptance of the IMP and other new and enhanced products and services. Demand for new product categories such as the IMP is inherently difficult to predict, and the Company believes that its prior experience in developing and operating FVIPS does not offer a meaningful basis to assess the future prospects of the IMP and related products and services. Accordingly, there is no assurance that a significant market for the IMP or for any other technologies or services of the Company will develop or that the Company will be successful in marketing the IMP or any new or enhanced products or services.

INTEGRATION OF POTENTIAL ACQUISITIONS

As a part of its business strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. On August 20, 1998, First Virtual announced that it signed a definitive merger agreement with Email Publishing Inc. This and any such future acquisition would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology and rights into the Company's products and services, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

On July 28, 1998, First Virtual entered into a new non-binding letter of intent with Distributed Bits with respect to the potential acquisition by First Virtual of Distributed Bits. In addition to the integration risks described above, there can be no assurances that such proposed acquisition of Distributed Bits or other potential acquisitions by First Virtual will be consummated. Such potential acquisitions are generally contingent upon numerous factors, including the negotiation of a definitive agreement mutually satisfactorily to the parties, completion by First Virtual of its financial, technical and legal due diligence, approval of the transaction by the First Virtual Board and approval of the transaction by the acquisition target, as well as other customary approvals and matters.

UNCERTAINTY RELATING TO INTEGRATION

The successful combination of First Virtual and EPub, including the successful operation of EPub as a subsidiary of First Virtual, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on First Virtual's ability to realize the anticipated benefit of the merging the two entities. The successful combination of the two companies will also require coordination of the companies' research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in First Virtual's and/or EPub's activities. There can be no assurance that First Virtual will be able to retain EPub's key management, technical, sales and customer support personnel, or that First Virtual will realize the anticipated benefits of merging the two entities.

EFFECT OF EPUB ACQUISITION ON CUSTOMERS AND PARTNERS

Certain of EPub's existing customers or strategic partners may view themselves as competitors of First Virtual and therefore determine that the acquisition is competitively disadvantageous to them. As a consequence, EPub's relationship with these customers or strategic partners could be adversely affected. In addition, First Virtual's relationship with certain of its suppliers that compete with EPub may be adversely affected by the acquisition.

NEED FOR ADDITIONAL CAPITAL

First Virtual will need to raise additional funds to fund its operations, as well as to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If adequate funds cannot be obtained or are not available on acceptable terms, First Virtual may be unable to develop or enhance its products and services, take advantage of important opportunities or respond to competitive pressures, any of which could have a material adverse effect on First Virtual's business, financial condition and results of operations. Also, as additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of First Virtual will be further reduced, stockholders may experience significant additional dilution and such equity securities may also have rights, preferences or privileges senior to those of the holders of First Virtual common stock. Although First Virtual believes that it has sufficient capital to fund its operations through the end of 1998, First Virtual may elect to raise funds through a private placement of capital stock before the end of the first quarter of 1999.

UNCERTAINTY OF NASDAQ NATIONAL MARKET LISTING

First Virtual anticipates that it will need to raise additional funds from time to time to ensure that First Virtual remains in compliance with the requirements of the Nasdaq National Market for continued listing. If the Nasdaq in the future decides to discontinue the listing of First Virtual common stock, such actions by the Nasdaq would adversely affect the liquidity and market price of First Virtual common stock.

If First Virtual should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq National Market, and the shares of First Virtual common stock could be subject to removal from the Nasdaq National Market. Trading, if any, of the First Virtual common stock would therefore be conducted on the Nasdaq SmallCap Market, which is a significantly less liquid market than the Nasdaq National Market. As a result, a stockholder could find it more difficult to dispose of the First Virtual common stock. Nasdaq has recently promulgated new rules which make continued listing of companies on both the Nasdaq National Market and the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to standards for such listing. In addition, if the First Virtual common stock were removed from the Nasdaq National Market and does not qualify for listing on the Nasdaq SmallCap Market, the First Virtual common stock could be subject to the so-called "penny stock" rules that impose additional sales practice and marketing requirements on broker-dealers who sell and/or make a market in such securities. Consequently, failure to qualify for listing on, or removal from, the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the First Virtual common stock and the ability of First Virtual stockholders to sell their securities in the secondary market. In addition, if the market price of the First Virtual common stock is less than $5.00 per share, First Virtual may become subject to certain "penny stock" rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the First Virtual common stock and the ability of First Virtual stockholders to sell such First Virtual common stock in the secondary market. Furthermore, under such circumstances, if First Virtual was deemed to be an issuer of "penny stock", forward-looking statements of First Virtual would not be subject to Section 27 A of the Securities Act and Section 21 E of the Exchange Act.

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

The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's IMP; difficulties encountered in the development or deployment of products or services, including interactive messaging; difficulties encountered in acquiring and/or merging with other companies or technologies: market acceptance of Internet commerce in general and the IMP concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services are subject to change as the Company introduces the IMP and assesses its marketing strategy and competitive position. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is probable and possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's common stock.

RISKS RELATED TO PRODUCT TRANSITION;  RISK OF CAPACITY CONSTRAINTS

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

UNCERTAIN ACCEPTANCE OF INTERACTIVE MESSAGING SERVICES

The Company's future success depends to a significant degree on the Company's ability to successfully market the IMP and related services. The first phase of the IMP was commercially released in early July 1998 and to date, the Company has not secured any significant customer commitments to license, use or implement the IMP. Moreover, market demand for new product and service categories, such as interactive messaging, is inherently uncertain. The IMP represents a departure from the traditional methods of marketing and information exchange employed by the Company's target customers, who have typically relied predominantly on advertising and direct mail to attract new customers and maintain customer relationships. Acceptance of the IMP will require a transition to new ways of conducting business by enterprises that have already made substantial investments in other means of conducting commerce and exchanging information. Accordingly, the market prospects for the IMP are highly uncertain. Moreover, although the Company believes that the IMP will prove to be an efficient and cost-effective marketing and relationship-management vehicle for a broad variety of customers, there is no assurance that prospective customers will be able to implement the IMP without substantial additional cost, or that the cost-efficiency of the IMP will compare favorably with traditional methods of marketing and information exchange for most customers. Failure of the IMP to meet customers' demands for efficacy and cost-efficiency may result in a decline in use of the Company's interactive messaging services over time and would materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTION RELATIONSHIPS, COLLATERAL SYSTEMS AND EXPANSION OF DIRECT SALES FORCE

A key element of the Company's current business and marketing strategy is to establish, develop and maintain relationships with financial institutions, catalog companies, direct marketers and travel services, which include airlines, rental cars agencies and hotel operators, to promote the Company's products and services to their merchant and consumer customers. Although the Company has established relationships with such entities in an effort to enhance the Company's ability to penetrate the market for interactive messaging, such relationships are nonexclusive and have not resulted in any comprehensive or measurable increase in the Company's revenues to date. No assurance can be given that the Company will be able to develop strategic relationships or that any such relationship will prove to be effective in creating demand for the IMP. In addition, there can be no assurance that the Company's existing or potential marketing partners, most of whom have significantly greater financial and marketing resources than the Company, will not change their business strategies or discontinue their relationships with the Company, develop and market products and services that compete with the Company's products and services in the future or form collaborative marketing relationships with one or more of the Company's competitors.

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

The Company's success is critically dependent on the significant expansion of the Internet infrastructure in order to provide adequate Internet access, the proper management of Internet traffic and a substantial amount of public education to, among other things, increase confidence in the integrity and security of the Internet. There can be no assurance that use of e-mail as a primary method of communication will become widespread, that a market for the Company's products and services will emerge or that the IMP will be generally adopted. If the market fails to develop, or develops more slowly than expected, if the Internet infrastructure is not adequately expanded or managed, or if the Company's products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, then the Company's business, financial condition and results of operations will be materially and adversely affected.

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

The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as PostX Corporation, Axciom, ReplyNet, InfoBeat, Inc. and Cyber Data Systems, Inc. The Company also competes with Narrative Communication's Corp. and Thinking Media Corp. in the interactive advertising arena and with BroadVision Inc., Intellipost Corporation and E-Care Group, Inc. for one-to-one marketing, as well as with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers.

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

DEPENDENCE UPON PRODUCT AND SERVICE DEVELOPMENT; RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

The Company's success depends upon its ability to develop the IMP and other new products and services that satisfy evolving customer requirements including potential applications for Internet advertising, merchandising and direct marketing. The market for the Company's services is characterized by rapidly changing technology, emerging industry standards and customer requirements that have been changing every few months. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to market new products and services in a timely manner. Failure of the Company, for technological or other reasons, to develop the IMP and introduce other new products and services that are compatible with emerging industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company or its competitors may announce enhancements to existing products or services, or new products or services embodying new technologies, emerging industry standards or customer requirements that render the Company's existing products and services obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products or services by the Company or its competitors or any change in emerging industry standards will not cause customers to terminate use of the Company's existing products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET; SECURITY RISKS AND LACK OF INSURANCE

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

The Company currently retains highly confidential customer information in a secure database server that the Company believes to be isolated from the Internet. Although the server is protected by firewalls along with regular Company reviews of the system for security weaknesses, there can be no assurance that unauthorized individuals could not obtain access to this database server. Any unauthorized penetration of the Company's servers could result in the theft confidential customer information, e-mail addresses, and comprehensive transaction histories. Unauthorized penetration could lead to attempts to use such information for fraudulent purposes. Although the Company believes that the its system's architecture should thwart attempts to use misappropriated information, widespread attempts to effect such transactions would require the Company to devote substantial resources to counteracting such attempts and could result in a compromise of the system or the interruption of the Company's ability to provide its products and services and may result in adverse publicity to the Company and consequently have a material adverse effect on the Company's business, financial condition and results of operations. It is also possible that an employee of the Company could attempt to misuse confidential customer information, exposing the Company to legal liability. Furthermore, although the Company employs disclaimers and limitation of warranty provisions in its client agreements to attempt to limit its liability to clients, including liability arising out of systems failure, there can be no assurance that such provisions will be enforceable, or will otherwise prove effective in limiting the Company's exposure to damage claims.

Although the Company carries insurance, which it deems to be adequate, its coverage may not be adequate to compensate the Company for all losses that may occur. The Company is in the process of increasing its server capacity, improving its security mechanisms and taking other precautions to protect itself and its customers from events that could interrupt delivery of the Company's products and services or result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to the Company's operations from a natural disaster or systems failure. There can be no assurance that these measures would protect the Company from an organized effort to inundate the Company's servers with massive quantities of e-mail or other Internet message traffic which could overload the Company's systems and result in a significant interruption of service. Any systems failure that causes a significant interruption to or increases response time of the Company's products and services could reduce use of the Company's products and services and would reduce the attractiveness of the Company's products and services to current and future customers. The Company's business interruption insurance would not fully compensate the Company for lost revenues, income, additional costs or increased costs experienced by the Company during the occurrence of any disruption of its computer systems, nor is there any assurance that the Company will be able to obtain such coverage on reasonable terms or at all in the future. Significant service interruptions could also damage the Company's reputation and result in the loss of a significant portion of its clients, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF POTENTIAL GROWTH; RISKS ASSOCIATED WITH MANAGEMENT TEAM

The rapid development necessary for the Company to exploit the market opportunity for the IMP and its other services requires an effective planning and management process. The Company has recently experienced significant changes in its senior management. Lee H. Stein, the Company's Chairman and Chief Executive Officer resigned from his position as an officer of the Company on June 30, 1998, although Mr. Stein continues to serve on the Company's Board of Directors and continues to serve as a consultant to the Company. In addition, John M. Stachowiak, the Company's Vice President, Finance and Administration and Chief Financial Officer resigned from his position as an officer of the Company on May 15, 1998 and Dr. Carolyn Turbyfill, the Company's VP of Engineering and Operations resigned from her position as an officer of the Company on June 15, 1998. On October 8, 1998, the Company hired Bert Klein as the Company's Chief Financial Officer and Vice President Finance and Administration. The Company's future success will depend to a significant extent on the Company's ability to recruit new management talent and on the ability of its executive officers and other members of its management to operate effectively, both individually and as a group. There can be no assurance that the Company will satisfactorily allocate responsibilities and that the executive team will succeed in these roles in a timely and efficient manner. The Company has experienced some difficulty, and will most likely continue to experience difficulty in integrating or replacing members of a management team from a variety of industry backgrounds. It is uncertain whether current or future members of the management team can be successfully assimilated or replaced. The Company's failure to attract, retain and assimilate qualified personnel, or the failure of any of the executives to perform effectively, or the loss of any such personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The continued development of the IMP, the Company's efforts to acquire other entities or other complementary technologies and the Company's efforts to grow the Company's customer base have placed, and are expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures and controls will be adequate to support the Company's operations or that Company's management will be able to achieve the rapid execution necessary to exploit the market opportunity for the Company's products and services. Any inability of the Company to effectively manage available resources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, the Company believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed by plaintiffs in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of the Company's products and services or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In particular, on October 29, 1998, First Virtual filed a complaint in the Federal District Court in San Diego, California against InfoBeat, Inc. (the "InfoBeat Lawsuit"). First Virtual's complaint alleges infringement of a patent held by First Virtual and seeks injunctive relief and unspecified damages. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In addition, patent litigation such as the InfoBeat Lawsuit often gives rise to counterclaims by the defendants, which could include challenges to the validity of patents held by First Virtual. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 29, 1998, the Company filed a complaint in the Federal District Court, San Diego County, against InfoBeat, Inc., a Delaware corporation. The complaint alleges infringement of U.S. Patent No. 5,826,241 which is held by the Company. The complaint seeks injunctive relief and unspecified damages.

ITEM 2. CHANGES IN SECURITIES

        On September 10, 1998, the Company issued an aggregate of 1,641,026 shares of its common Stock to SOFTBANK at a per share price of $2 7/16 pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  Exhibit Index

             Exhibit 10.37  -  Bert Klein Employment Agreement

             Exhibit 27.1   -  Financial Data Schedule

        (B) Form 8-K date August 20, 1998 reporting information under Item 5 with respect to the Agreement and Plan of Organization dated August 20, 1998 between the Company, Email Publishing Inc. and certain other parties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST VIRTUAL HOLDINGS INCORPORATED


Dated: November 16, 1998                    By:  /s/  Keith S. Kendrick
                                            -----------------------------------
                                                 Keith S. Kendrick
                                                 President
                                                 (Principal Executive Officer)

Dated: November 16, 1998                    By:  /s/  Bert C. Klein
                                            -----------------------------------
                                                 Bert C. Klein
                                                 Chief Financial Officer, VP
                                                 Finance and Administration
                                                 (Principal Financial and
                                                 Accounting Officer)