Form 10-K405
period 1998-12-31
MESSAGEMEDIA INC
filed 1999-03-31
CIK 1017829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-21751

                               MESSAGEMEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                             33-0612860
              (STATE OR JURISDICTION OF                                 (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                          6685 GUNPARK DRIVE EAST #240
                               BOULDER, CO 80301
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 440-7550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        4104 SORRENTO VALLEY BLVD. #200
                              SAN DIEGO, CA 92121
(FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K: [X]

     As of March 15, 1999, there were outstanding 40,600,468 shares of the Registrant's common stock, $.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $81,674,176 when the closing price of such stock, as reported on the Nasdaq National Market, was $5.56. * Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on May 28, 1999.
---------------
* Excludes 25,910,868 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 15, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possess the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21 E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 5. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

     MessageMedia provides a seamless outsource solution for relationship-based, transactive communications using Internet e-mail. Termed "e-messaging", this personalized sales, marketing and service channel creates new revenue and servicing opportunities, while cutting the cost of interacting with a large number of customers. The suite of messaging services allows clients to easily control each step in the messaging process and provides a flexible range of messaging options to suit every communications need. E-messages can be personalized and carefully targeted to segments of selected recipients based on multiple criteria. The result is a richer relationship between company and consumer. In addition, the enhanced customer loyalty leads to retention and repetition of contact with the customer leading to lower operating costs, improved service levels and higher revenue generation per client.

     MessageMedia, Inc. ("MessageMedia" or the "Company") consists of three e-mail related companies, First Virtual Holdings Inc. ("FVHI"), Email Publishing Inc. ("EPub") and Distributed Bits, L.L.C. ("DBits"), consolidated into a single, combined company that offers a comprehensive suite of outsource e-messaging services and capabilities. The combined company is a member of the family of companies, funded and supported by SOFTBANK Holdings Inc. and its affiliates. The Company's singular focus is on e-messaging and it employs advanced technology, tools and applications to help corporations fully utilize this new channel for building and enhancing customer relationships online.

INDUSTRY BACKGROUND

     The Internet is a rapidly growing network of computers and computer networks that permits communication among users throughout the world. Presently, approximately 85% of home computer users and 75% of workplace computer users report using Internet e-mail, according to a recent Ziff-Davis study. As access to computers and Internet e-mail becomes widespread, opportunity and competitive necessity will drive businesses to increasingly utilize e-mail to communicate with their customers. Newsletters, monthly statements and transaction notifications, direct marketing, customer service, technical support, and travel reservations and confirmation will be common applications of e-mail. At a lower cost, e-mail can substitute for the telephone and U.S. mail. Other advantages of e-mail include near-real time distribution, interactivity, easier more targeted customization and the ability to complement web sites more readily. However, before firms can successfully use this new medium, they must overcome several significant challenges:

     - The technical issues surrounding the sending of large quantities of e-mail messages are complex. Challenges such as "bounced" messages, spam-blocking software, network bandwidth utilization, content selection and merge and massive databases require firms to make a large investments in technology, staff, expertise and dedicated computing/network facilities. Making these investments is not a guarantee of success. Some firms have turned to an experienced service provider after repeated attempts have failed to handle the challenges in-house.

     - Businesses with a presence on the Internet also receive a large quantity of unsolicited inbound e-mail. Standard e-mail client software is wholly inadequate for routing these messages within the organization and for assisting customer service representatives with the response.

     - Unsolicited commercial e-mail (UCE), popularly known as "spam," is a major concern among users and Internet service providers (ISPs). A high degree of expertise and attentive care is essential on the part of a company sending e-mail to a large number of customers or prospects.

     - Techniques for adding subscribers/recipients and improving response rates are substantially different than in physical direct mail. The experience and technology for implementing an effective e-mail direct marketing program are not easily accomplished.

     By outsourcing their e-mail delivery and response handling to MessageMedia, clients can take advantage of this exciting new communication medium at a reasonable cost and without delay. According to Forrester Research, the outsourced e-mail services category is projected to grow from $8.5 million to nearly $1 billion in the next four years.

MARKETING STRATEGY

     MessageMedia's strategy is to provide a strongly differentiated business-to-business brand by being the first to offer a variety of complementary electronic mail services in all segments of targeted markets. Initially, the Company will use a domestic direct sales force to target the financial services, publishing, e-commerce and direct marketing industries and later, MessageMedia intends to branch out into other domestic and international markets.

     The Company plans to build critical mass through internal development as well as acquisitions and strategic alliances. Acquisitions will be pursued when core capabilities must be augmented rapidly to meet market needs or when market share can be purchased at a favorable price. In addition, MessageMedia will pursue acquisitions, alliances, and customer opportunities among the SOFTBANK family of companies.

SERVICES

     MessageMedia's portfolio of services is designed to take full advantage of e-mail as a one-to-one, interactive communications channel. Using MessageMedia's outsource service solutions, businesses can accomplish cost-effective service delivery, targeted marketing offers, and personalized customer care using Internet e-mail. The Company's messaging services gives clients the ability to:

     Create. Through a web-based Graphical User Interface (GUI), even non-technical users can create and execute e-mail campaigns easily and quickly. Users can create graphically rich e-mail messages, define the automated handling of customer responses to outbound messages and view comprehensive activity reports. E-messages with personalized content can be carefully targeted to segments of selected recipients. Additionally, the presentation of the message can be optimized for maximum visual appeal by automatically determining the most graphically and functionally "rich" format that each e-mail reader is equipped to receive.

     Deliver. MessageMedia manages all logistics of e-messaging delivery, from scheduled outbound message distribution to highly interactive and event-driven communications. The Company provides reliable, large-scale delivery of personalized and customized messages to every customer in a messaging campaign, as well as sophisticated error-handling, "bounce" processing, and re-try mechanisms which ensure a clean and current customer database. MessageMedia's relationship with hundreds of local and national Internet service providers minimizes the risk that messages will be blocked and helps to ensure that communications reach their intended audience.

     Respond. MessageMedia manages all logistics of response processing from customers of clients, including response validation, response tracking, performance of client defined actions and automated database updates. MessageMedia's response-handling capabilities enable our clients to engage in interactive, two-way marketing campaigns, entirely via e-mail. The ability to process and respond to customers' inquiries and responses creates confidence because specific requests have been heard, acknowledged and processed.

     Manage. MessageMedia tracks and reviews the success of current and past e-messaging campaigns and delivers multiple offers to separately defined customer groups. This management identifies what worked and what did not. All messaging activity is automatically tracked and logged into the Company's database, creating a clear history of all customer actions to aid in resolution of individual requests as well as total campaign analysis. This detailed customer record provides a wealth of information and enables companies to fine-tune their direct marketing efforts and increase the return on investment in its next campaign.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's research, development and engineering activities are focused primarily on the design, development and enhancement of e-messaging services, as well as on increasing the capacity and reliability of existing products and services. The Company has devoted a significant portion of its resources to research, development and engineering programs. The Company's research, development and engineering expenses were $4.8 million, $6.7 million and $4.7 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The Company believes that significant research, development and engineering expenditures will be required in order for the Company to remain competitive. Accordingly, the Company expects that research, development and engineering expenses will continue to constitute a significant portion of the Company's overall expenses in the future.

     The Company's ability to design, develop, test and support new software products and enhancements on a timely basis is critical to the Company's future success. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's current services are designed around certain widely used and accepted standards, including the MIME and SMTP e-mail standards and upon process-based security via an e-mail confirmation. Current and future use of the Company's services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

COMPETITION

     The market for MessageMedia's products and services is intensely competitive. There are no substantial barriers to entry into MessageMedia's business, and the Company expects that established and new entities will enter the market for interactive messaging services and interactive Internet communications in the near future.

     The Company's principal competitors in the interactive messaging services arena include providers of e-mail based services such as Axciom, Cyber Data Systems, Digital Impact, MarketHome, eGain, Email Channel, Exactis.com, Inc. (formerly Infobeat), Matchlogic, Mustang, Postmaster Direct, PostX, ReplyNet and RevNet. The Company also competes with BroadVision, Mypoints.com and E-Care Group for one-to-one marketing. Additionally, MessageMedia competes with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers.

     The Company may experience additional competition from Internet service providers, advertising and direct marketing agencies and other large established businesses that enter the market for interactive messaging services. Companies such as America Online, Microsoft, IBM, Integrion, AT&T, Hewlett-Packard, Netscape Communications, Harte-Hanks Data Technology, ADVO, The Interpublic Group of Companies and Foote, Cone and Belding, which possess large, existing customer bases, substantial financial resources and established distribution channels, could develop, market or resell a number of messaging services. Such potential competitors may also choose to enter the market for messaging services by acquiring one of MessageMedia's existing competitors or by forming strategic alliances with such competitors. Either of these occurrences could harm the Company's ability to compete effectively.

     Many of MessageMedia's current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than the Company does. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of MessageMedia's current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If such competitors bundle competing products or services for their customers, the demand for the Company's products and services could substantially decline. As a result of the above factors, MessageMedia cannot assure you that the Company will compete effectively with current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, the Company believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed by plaintiffs in the future. In particular, on October 19, 1998, Exactis.com, Inc. filed a complaint against our subsidiary EPub in the Federal District Court of Colorado. The complaint alleges infringement of a patent held by Exactis.com, Inc. The complaint seeks injunctive relief and unspecified damages. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of the Company's products and services or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In particular, on October 29, 1998, the Company filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleges infringement of a patent held by MessageMedia and seeks injunctive relief and unspecified damages. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In addition, patent litigation such as the Exactis.com, Inc. lawsuit often gives rise to counterclaims by the defendants, which could include challenges to the validity of patents held by the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     There are currently few laws or regulations that directly apply to activities on the Internet. The Company believes that it is not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting Unsolicited Commercial E-mail ("spam"). A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 76 full time employees and 6 part time employees. Of these 82 employees, 44 were in research, development and engineering, 21 were in marketing and sales and 17 were in general and administration. In addition, the Company had under contract 10 consultants and/or contractors.

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

  Executive Officers of the Company

     The following table sets forth the names, ages and positions of the executive officers of the Company as of March 15, 1999:

                NAME                     AGE                      POSITION
                ----                     ---                      --------
Dennis J. Cagan......................    53     Chief Executive Officer
A. Laurence Jones....................    46     President
Bert C. Klein........................    38     Vice President of Finance and Administration
                                                and Chief Financial Officer
David B. Ehrenthal...................    38     Vice President of Sales
Andrew C. Currie.....................    39     Vice President of Client Services
Brian P. Makare......................    36     Vice President of Development and
                                                Engineering
Marshall T. Rose.....................    38     Chief Technical Officer
Lewis T. Silverberg..................    64     Corporate Secretary

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     MessageMedia operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

OUR HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES

     We have incurred net operating losses in each quarter since our inception in March 1994. To date, we have not generated significant revenues and we cannot guarantee that our revenues will increase in the future. In addition, we are currently making and plan to continue to make significant investments in our systems, sales, marketing, research, development and engineering and administrative infrastructure in the near future. As a result of these expenditures, we expect to continue to incur significant operating losses for the foreseeable future. For these and other reasons, we cannot assure you that we will ever operate profitably.

OUR LIMITED OPERATING HISTORY

     We began operations in March 1994. To date, we have generated substantially all of our revenues from the following:

     - Messaging fees and related messaging consulting fees;

     - The receipt of registration fees from consumers and merchants;

     - Transaction processing fees;

     - Merchandising fees;

     - Sales of our VirtualTAGs, an interactive banner; and

     - Internet related consulting fees.

     Since discontinuing the Internet Payment System operations in August 1998, we have dedicated all of our resources to developing and implementing our messaging platform and related services and technologies.

     Our future financial performance will depend significantly on the successful introduction and customer acceptance of our messaging platform and other new and enhanced products and services. It is very difficult to predict what the demand will be for our messaging platform because it is a relatively new type of product. Furthermore, we believe that our prior experience in developing and operating the Internet Payment System does not offer a meaningful basis to assess the future prospects of our messaging platform and related products and services. Accordingly, we cannot assure you that a significant market for our messaging platform or for any of our other technologies or services will develop.

UNCERTAINTY RELATING TO INTEGRATING EMAIL PUBLISHING INC. AND DISTRIBUTED BITS, L.L.C.

     On December 9, 1998, we acquired EPub through a merger in which EPub merged with and into our wholly-owned subsidiary. On December 11, 1998, we acquired DBits in a similar transaction. As a result, companies that had previously operated independently must now work together. The integration will require significant effort from our personnel and the personnel of EPub and DBits who are now MessageMedia employees. In addition to the integration risks that we describe below, we cannot assure you that we will be able to profitably consolidate such businesses.

INTEGRATION OF POTENTIAL ACQUISITIONS

     As part of our business strategy, we may focus on acquiring, or making significant investments in, complementary companies, products and technologies. The following risks are common to the integration of two companies, and may be associated with recent or future acquisitions:

     - The difficulty of incorporating new operations, technology and personnel into one company;

     - The potential disruption of our ongoing business;

     - The additional expense associated with amortization of acquired intangible assets;

     - The maintenance of uniform standards, controls, procedures and policies; and

     - The impairment of relationships with employees and customers.

     We cannot assure you that we will successfully overcome these risks or any other problems that we encounter in connection with any future acquisitions.

OUR NEED FOR ADDITIONAL CAPITAL

     We will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources for the following purposes:

     - To fund our operations;

     - To develop new or enhanced services;

     - To respond to competitive pressures;

     - To acquire complementary businesses or technologies; and

     - To remain in compliance with requirements of the Nasdaq National Market for continued listing.

     We will need to raise additional funds through the public or private sale of our equity or debt securities or from other securities, before the end of the first quarter 2000. We cannot assure you that additional funds will be available when we need them, or that if funds are available, they will include terms favorable to MessageMedia or our stockholders. If we are not able to obtain sufficient funds or if adequate funds are not available on terms acceptable to us, we may not be able to develop or enhance our products and services. A lack of sufficient funds could also prevent us from taking advantage of important opportunities or being able to respond to competitive pressures. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

     Our need to raise additional funds could also directly and adversely affect your investment in MessageMedia in another way. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, you may experience significant dilution. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock.

OUR ABILITY TO ATTRACT AND RETAIN PERSONNEL

     Our success greatly depends on the continued service of our key senior management personnel. None of the persons currently in such positions are bound by an employment agreement. The loss of any member of our senior management team could have a material adverse effect on our future operating results. In January 1999, Keith S. Kendrick, President of MessageMedia left MessageMedia to pursue another opportunity. His position was replaced with an interim-CEO, Dennis Cagan. In addition, on March 1, 1999, the Company appointed A. Laurence Jones as its President. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, in particular in the role of President or Chief Executive Officer as well as other senior management positions. We face significant competition for individuals with the skills and experience required to perform in such roles. We cannot assure you that we will be able to attract or retain such individuals, or that the departure of such individuals from MessageMedia will not cause a disruption in our operations.

RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

     Virtually all of our executive officers, including our Chief Executive Officer, President, Chief Financial Officer, Vice President of Product Management, and Vice President of Engineering, have joined our company within the past several months. Our future success will depend in large part upon the ability of our executive officers and other members of our management to operate effectively, both individually and as a group. Due to the fact that many of our executive officers are new to our company and have never worked together, and that we do not yet have a full management team in place, we cannot assure you that our management will be able to function effectively, individually or as a team. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR RELOCATION

     On January 11, 1999, we announced our plan to relocate and consolidate our offices in our Boulder, Colorado location. The consolidation includes the relocation of 22 of our employees currently residing in San Diego, California and is subject to risks commonly encountered in making such a relocation, including, among others, loss of personnel who choose not to relocate, the difficulty associated with assimilating the personnel and operations from two locations, the potential disruption of our business and the impairment of our reputation and relationships with employees and clients. We cannot assure you that we will overcome these risks and continue to operate our business effectively.

     Our relocation in Colorado also presents risks with respect to the services we provide to our customers. Currently we maintain technical platforms in each of San Diego and Boulder. The platforms contain software which we use to provide e-mail delivery services for our customers. When we consolidate our offices in Colorado, the technical platform in San Diego will be discontinued and the software and services provided under the San Diego platform will be integrated into the Colorado platform, which utilizes software acquired in the EPub acquisition. We will also integrate software obtained in our acquisition of DBits. We cannot assure you that we will be successful in our integration of the software acquired from EPub with the San Diego platform, in our attempt to retrain our employees to manage the integrated platform, in the transition of our customers to the new platform, or in our integration of the DBits software.

UNCERTAINTY OF OUR NASDAQ NATIONAL MARKET LISTING

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has certain requirements that a company must meet to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or if we are unable to raise additional funds, we may not be able to maintain the standards for continued quotation on the Nasdaq National Market. If our common stock is removed from the Nasdaq National Market, any trading in our common stock might then be conducted on the Nasdaq SmallCap Market, which is a significantly less active market than the Nasdaq National Market. As a result, you could find it more difficult to dispose of your MessageMedia common stock.

     Furthermore, Nasdaq recently adopted new rules which make continued listing of companies on either of the Nasdaq National Market or the Nasdaq SmallCap Market more difficult. If MessageMedia common stock were removed from the Nasdaq National Market and did not qualify for listing on the Nasdaq SmallCap Market or was subsequently delisted from the Nasdaq SmallCap Market, MessageMedia common stock could be subject to what are known as the "penny stock" rules. The "penny stock" rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we fail to qualify for listing on, or if we were removed from, the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in MessageMedia common stock could decline. As a result, your ability to resell your MessageMedia shares could be adversely affected. In addition, if the market price of MessageMedia common stock falls below $5.00 per share, as it has in the past, we could become subject to some of the "penny stock" rules even if our common stock were still quoted on the Nasdaq SmallCap Market. Furthermore, if we were deemed to be an issuer of "penny stock," we could lose the protection given to "forward-looking statements" by Section 27A of the Securities Act and Section 21E of the Exchange Act.

ANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS

     We expect that our future operating results may fluctuate significantly. These fluctuations will be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

     - Market response to our messaging platform;

     - Difficulties in the development or deployment of new messaging products or services;

     - Market acceptance of Internet commerce, products and services in general;

     - Fluctuating market demand for our products and services;

     - The degree of acceptance of the Internet as an advertising and merchandising medium;

     - The timing and effectiveness of collaborative marketing efforts initiated by our strategic partners;

     - The timing of the introduction of new products and services offered by us;

     - The timing of the release of enhancements to our products and services;

     - Product introductions and service offerings by our competitors;

     - The mix of the products and services provided by us;

     - The timing and rate at which we increase our expenses to support projected growth;

     - The cost of compliance with applicable government regulations;

     - Competitive conditions in our marketplace; and

     - General economic conditions.

     The fees that we charge for messaging and consulting services may change as we assess our marketing strategy and competitive position. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance. Due to the factors we have listed above and other factors, it is likely that our future operating results will at times not meet the expectations of market analysts or investors. If our operating results fail to meet expectations, the price of our common stock could be materially and adversely affected.

UNCERTAIN ACCEPTANCE OF OUR MESSAGING SERVICES

     Market demand for new product and service types such as interactive messaging is inherently uncertain. The messaging platform is very different from the traditional methods of marketing and information exchange used by our target customers, who have typically relied on advertising and direct mail to attract new customers and maintain customer relationships. We believe that the messaging platform will prove to be an efficient and cost-effective marketing and relationship-management tool for a broad variety of customers. However, we cannot assure you that prospective customers will be able to implement the messaging platform without substantial additional cost or that it will be cost efficient when compared to traditional methods of marketing and information exchange. If the messaging platform fails to meet customers' demands, the use of our interactive messaging services may decline over time. If this were to happen, our business, financial condition and results of operations would be materially and adversely affected.

OUR DEPENDENCE ON THIRD-PARTY PROVIDERS

     We depend heavily on several third-party providers of Internet and related telecommunication services in operating our messaging platform. We cannot assure you that these companies will continue to provide services to us without disruptions in service, at the current cost, or at all. Although we believe that we could obtain these services from other sources if need be, the costs associated with any transition to a new service provider would be substantial. We would have to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. Any interruption by our service providers would also be likely to disrupt the operation of the messaging platform, causing a loss of revenues and potential loss of customers. Such losses could have a material adverse effect on our business, financial condition and results of operations.

OUR RELIANCE ON SIGNIFICANT CUSTOMERS

     A significant portion of our revenues are generated by a limited number of customers. We expect that we will continue to depend on large contracts with a small number of significant customers for this portion of our business. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. None of our customers has any obligation to purchase additional products or services from us.

Consequently, if we fail to develop relationships with significant new customers, our business, financial condition and results of operations will be materially and adversely affected.

UNDEVELOPED AND RAPIDLY CHANGING MARKETS FOR OUR PRODUCTS

     The markets for our products and services are at a very early stage of development and are rapidly changing. An increasing number of entities and individuals continue to enter the market in which we compete. These market entrants have introduced or are developing products and services for use on the Internet and the World Wide Web that compete with our products. Demand for and market acceptance of recently introduced products and services is both uncertain and risky. The degree to which the messaging platform is accepted and used in the marketplace will depend on continued growth in the use of e-mail as a primary means of communications by businesses and consumers. An increase in the use of interactive messaging will also depend on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services which have encountered substantial resistance from consumers will also be important. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methods or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, we cannot assure you that sufficient demand for our products and services will develop to sustain our business.

RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

     Our products and services are designed around current technical standards and our revenues depend on continued industry acceptance of these standards. While we intend to provide compatibility with the most popular industry standards, widespread adoption of a proprietary or closed standard could prevent us from doing so. We cannot assure you that the standards on which our products and services are or will be based will be accepted by the industry. Nor can we assure you that products, services or technologies developed by others will not render our products and services noncompetitive or obsolete. If we are unable to respond to changing market conditions, technological developments, emerging industry standards or changing customer requirements, our business, financial condition and results of operations could be materially and adversely affected.

RISKS OF DEFECTS AND DEVELOPMENT DELAYS IN OUR PRODUCTS AND SERVICES

     Products and services based on sophisticated software and computing systems often encounter development delays. Our underlying software may contain hidden errors and failures when introduced or when usage increases. It is possible that we may experience delays in the development of the software and computing systems underlying our services. We cannot assure you that, despite testing that our clients and we conduct, we will locate errors if they occur. Nor can we assure you that we will not experience development delays. Either of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

OUR RISK OF CAPACITY CONSTRAINTS

     If the volume of messages that our systems process significantly increases, the capacity of our software or hardware could be strained. This could lead to slower response time or system failures. We have made and intend to continue to make substantial investments to increase our server capacity by adding new servers and upgrading our software as necessary. We cannot assure you, however, that our products and services will be able to meet the growing demand as the number of Web and Internet users increases. We also depend, as do our customers, on Web browsers, e-mail clients and Internet and online service providers for access to our services. Some users of our services have experienced difficulties due to system failures unrelated to our system, products or services. If we cannot effectively address these capacity constraints, our business, financial condition and results of operations could be materially and adversely affected.

OUR DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

     The future of the Internet as a center for commerce will depend in significant part on the following factors:

     - Continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet;

     - The level of usage by individuals;

     - The number and quality of products and services designed for use on the Internet; and

     - Expansion of the Internet infrastructure.

     The degree to which e-mail will become a common method of communication depends on the extent that users increasingly prefer e-mail over traditional means of communication. The growth of e-mail also depends on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for our messaging platform, or any substantial commercial use of the Internet, will develop. We cannot assure you that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the newness of this method of communication wears off. It is also uncertain whether the cost of Internet access will decrease. If either the Internet or e-mail communication fails to achieve increased acceptance and does not become accessible to a broad audience at moderate costs, the viability of Internet commerce and the market for our products and services will be jeopardized.

     The success of our business also depends on a significant expansion of the Internet infrastructure to provide adequate Internet access and proper management of Internet traffic. It also needs to be expanded to provide a substantial amount of public education to increase confidence in the integrity and security of Internet commerce. If the Internet infrastructure is not adequately expanded or managed, or if our products and services do not achieve sufficient market acceptance, then our business, financial condition and results of operations will be materially and adversely affected.

OUR RISK OF SYSTEMS FAILURES, SECURITY RISKS, AND LACK OF SUFFICIENT INSURANCE

  Risk of System Failures

     The success of our services also depends on our ability to protect our computer equipment and the information stored in our data centers against loss or damage. We must protect against system overloads, fire, power loss, telecommunications failures, unauthorized intrusion, infection by computer viruses and similar events. We cannot assure you that a system failure would not materially and adversely affect our ability to provide our products and services.

  Security Risks

     We currently retain highly confidential customer information in a secure database server. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to our servers could result in the theft of confidential customer information such as e-mail addresses. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. We use disclaimers and limitation of warranty provisions in our client agreements in an attempt to limit our liability to clients, including liability arising out of systems failure. However, we cannot guarantee that such provisions will be enforceable or will be effective in limiting our exposure to damage claims.

  Lack of Sufficient Insurance

     Although we carry insurance, which we believe to be adequate, the coverage it provides may not be adequate to compensate us for all losses that may occur. We are in the process of taking precautions to protect both our company and our customers from events that could interrupt delivery of our products and services or that could result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to our operations from a natural disaster or systems failure. We cannot guarantee that these measures would protect the company from an organized effort to inundate our servers with massive quantities of e-mail or other Internet message traffic which could overload our systems and result in a significant interruption of service. Our business interruption insurance would not fully compensate us for lost revenues, income, additional costs or increased costs that we would experience during the occurrence of any disruption of our computer systems. We cannot guarantee that we will be able to obtain sufficient coverage on reasonable terms or at all in the future.

ITEM 2. PROPERTIES

     The Company's corporate facility consists of approximately 10,000 square feet of leased space in San Diego, California. This primary facility lease expires in May 1999. In addition, the Company leases approximately 500 square feet of space in San Diego, California for its computer processing center. In December 1998, the Company acquired EPub. In doing so, the Company acquired a facility lease consisting of approximately 6,500 square feet of leased space in Boulder, Colorado. This facility lease expires in June 2002. On January 11, 1999, the Company decided to close its San Diego operations and not renew its facility lease when its expires. In addition, the Company will move out of San Diego processing facility once a new processing center is established in Colorado. As of the time of this filing, the move of the corporate facility is expected to take place mid-year 1999. The Company is also looking for a larger corporate facility in Colorado to lease.

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

ITEM 3. LEGAL PROCEEDINGS

     On October 19, 1998, Exactis.com, Inc., a Delaware Corporation, filed a complaint against EPub, which is now a subsidiary of MessageMedia, in the U.S District Court for the District of Colorado. The complaint alleges infringement of a patent held by Exactis.com, Inc. The complaint seeks injunctive relief and unspecified damages.

     On October 29, 1998, the Company filed a complaint in the U.S. District Court for the District of Southern California against Exactis.com, Inc. The complaint alleges infringement of U.S. Patent No. 5,826,241 which is held by the Company. The complaint seeks injunctive relief and unspecified damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of stockholders on December 9, 1998. Proxies were solicited for the meeting. The matters described below were voted on at the meeting. Of the 31,418,327 shares of common stock outstanding and eligible to vote at the meeting, 30,389,587 shares of common stock were actually voted and the results of the votes taken at such meeting were as follows:

     1. The proposal to (i) approve and adopt the Agreement and Plan of Merger and Reorganization dated August 20, 1998, among the Company, EPub Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), EPub, certain stockholders of EPub, and Chase Manhattan Bank & Trust Company, N.A., as escrow agent, and (ii) approve the merger of Sub with and into EPub pursuant to which EPub would become a wholly-owned subsidiary of the Company and all outstanding shares of EPub capital stock would be converted into shares of the Company's common stock was approved by the stockholders. For the purposes of this proposal, the 20,043,263 shares of the Company's common stock held by SOFTBANK Holdings, Inc. and its affiliates were excluded from the calculation due to their relationship with EPub. Of the 11,375,064 shares eligible to vote, 7,792,650 shares were voted in favor of the proposal, 21,000 in opposition to the proposal and there were 5,583 abstentions.

     2. The proposal to approve the amendment to the Company's Certificate of Incorporation to change the Company's name from First Virtual Holdings Incorporated to "MessageMedia, Inc." was approved by the stockholders. Of the 31,418,327 shares voted, 30,140,349 were voted in favor of the proposal, 37,844 in opposition to the proposal and there were 3,249 abstentions.

     3. The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40,000,000 to 100,000,000 was approved by the stockholders. Of 31,418,327 shares voted, 26,693,099 were voted in favor of the proposal, 186,343 in opposition to the proposal and there were 8,656 abstentions.

     4. The proposal to amend the Company's 1995 Stock Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 2,000,000 shares to an aggregate of 6,000,000 shares was approved by the stockholders. Of the 31,418,327 shares voted, 26,856,531 shares were voted in favor of the proposal, 179,915 in opposition of the proposal and there were 29,583 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MessageMedia's common stock commenced trading in the over-the-counter market on December 13, 1996 and was quoted on the Nasdaq National Market under the symbol "FVHI" (First Virtual Holdings Incorporated). On December 15, 1998, the Company changed its Nasdaq symbol to "MAIL" and on March 30, 1999, the Company changed its Nasdaq symbol to "MESG". The following table represents the high and low sales prices for the Company's common stock on the Nasdaq National Market.

                                                      1998           1997
                                                   -----------    -----------
                                                   HIGH    LOW    HIGH    LOW
                                                   ----    ---    ----    ---
First Quarter....................................  3 1/8    11/1   9 1/2  6 3/4
Second Quarter...................................  3 1/16   21/3   7 1/4  3 1/2
Third Quarter....................................  7 3/8   1 7/16 7       2 7/8
Fourth Quarter...................................  6 5/16  1 25/32 5 7/8  2 1/16

     The Company has not paid any dividends on its common stock and does not anticipate that it will do so in the foreseeable future. As of March 15, 1999, there were approximately 277 holders of record and an estimated 3,400 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report on Form 10-K.

STATEMENT OF OPERATIONS:

                                                                                       MARCH 11, 1994
                                         YEAR ENDED DECEMBER 31,                    (DATE OF INCEPTION)
                         --------------------------------------------------------   THROUGH DECEMBER 31,
                             1998           1997           1996          1995               1994
                         ------------   ------------   ------------   -----------   --------------------
Revenue................  $  1,287,790   $  1,450,598   $    695,866   $   197,902        $   3,580
Cost of revenues.......        97,553        270,416        265,900       123,375               --
                         ------------   ------------   ------------   -----------        ---------
Gross profit...........     1,190,237      1,180,182        429,966        74,527            3,580
Operating expenses:
Marketing and sales....     1,934,486      5,424,110      1,836,545       346,400          143,678
Research, development
  and engineering......     4,828,277      6,687,177      4,652,582       530,809          307,315
General and
  administrative.......     3,810,073      4,377,688      4,237,638     1,292,781          358,790
Restructure charge.....       812,166             --             --            --               --
Write-off of in-process
  technology...........     1,300,000             --             --            --               --
                         ------------   ------------   ------------   -----------        ---------
Total operating
  expenses.............    12,685,002     16,488,975     10,726,765     2,169,990          809,783
Depreciation and
  amortization.........     2,470,917      1,097,716        524,124       106,628           16,327
                         ------------   ------------   ------------   -----------        ---------
Loss from operations...   (13,965,682)   (16,406,509)   (10,820,923)   (2,202,091)        (822,530)
Interest income
  (expense)............       133,659        459,227        130,983       (67,890)         (13,149)
                         ------------   ------------   ------------   -----------        ---------
Net loss...............   (13,832,023)   (15,947,282)   (10,689,940)   (2,269,981)        (835,679)
Dividends imputed on
  preferred stock......      (153,126)    (1,250,000)            --            --               --
                         ------------   ------------   ------------   -----------        ---------
Net loss applicable to
  common shares........  $(13,985,149)  $(17,197,282)  $(10,689,940)  $(2,269,981)       $(835,679)
                         ============   ============   ============   ===========        =========
Net loss per share,
  basic and diluted....  $      (0.63)  $      (1.94)  $      (2.33)  $     (0.54)       $   (0.26)
Shares used in per
  share computation,
  basic and diluted....    22,304,902      8,842,367      4,588,262     4,170,231        3,185,606

BALANCE SHEET DATA:

                                                              DECEMBER 31,
                                     ---------------------------------------------------------------
                                        1998          1997         1996          1995        1994
                                     -----------   ----------   -----------   ----------   ---------
Cash, cash equivalents and
  short-term investments...........  $ 4,659,375   $6,331,059   $17,327,971   $2,091,651   $  14,847
Furniture, equipment, software and
  information technology, net......    1,475,720    1,878,893     2,023,861      417,653     261,638
Intangibles........................   23,894,715           --            --           --          --
Total assets.......................   31,220,981    9,048,089    19,692,557    2,574,826     320,421
Current liabilities................    2,670,602    4,769,958     3,236,037      622,403     148,672
Notes and amounts payable,
  non-current......................       53,786      162,500     1,912,500    1,200,000     713,400
Stockholders' equity (net capital
  deficiency)......................   28,483,510     (571,869)   14,944,020      752,423    (541,651)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 5.

     MessageMedia provides a seamless outsource solution for relationship-based, transactive communications using Internet e-mail. Termed "e-messaging" this personalized sales, marketing and service channel creates new revenue and servicing opportunities while cutting the cost of interacting with a large number of customers. The Company's comprehensive suite of e-messaging services allows clients to easily control each step in the messaging process and provides a flexible range of messaging options to suit every communications need. E-messages can be personalized and carefully targeted to segments of selected recipients based on multiple criteria. The result is a richer relationship between company and consumer. In addition, the enhanced customer loyalty leads to retention and repetition of contact with the customer leading to lower operating costs, improved service levels and higher revenue generation per client.

     MessageMedia, Inc. consists of three e-mail related companies, FVHI, EPub and DBits, consolidated into a single, combined company that offers a comprehensive suite of outsource e-messaging services and capabilities. The combined company is a member of the family of companies, funded and supported by SOFTBANK Holdings Inc. and its affiliates. The Company's singular focus is on e-messaging and it employs advanced technology, tools and applications to help corporations fully utilize this new channel for building and enhancing customer relationships online.

     In December 1998, MessageMedia was formed when the three entities merged together. As a result of the merger, EPub became a wholly-owned subsidiary of the Company when MessageMedia acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,685 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,315 additional shares of MessageMedia common stock at a weighted average exercise price of $.04 per share. DBits also became a wholly-owned subsidiary of the Company when MessageMedia acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,350,000 shares of MessageMedia common stock and warrants to purchase an additional 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share.

     MessageMedia has incurred net operating losses in each quarter since inception. As of December 31, 1998, MessageMedia had an accumulated deficit of $43.7 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the new functionality of its messaging platform and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

  Revenues

     The Company has historically generated revenues from messaging services, consulting, interactive advertising development, the Company's payment system and on-line merchandising. On August 17, 1998, the company ceased the operations of the First Virtual Internet Payment System ("FVIPS"). Also, in December

1997, 1 Virtual Place, the Company's on-line shopping mall, was closed and merchandising sales ceased. Revenue was earned as detailed in the table below:

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1998          1997         1996
                                          ----------    ----------    --------
Messaging services......................  $  424,564    $       --    $     --
Consulting..............................     320,000       288,300     150,000
Interactive advertising development.....          --       115,000          --
First Virtual Internet Payment System...     543,226     1,002,554     532,134
Merchandising...........................          --        44,744      13,732
                                          ----------    ----------    --------
          Total revenues................  $1,287,790    $1,450,598    $695,866
                                          ==========    ==========    ========

     For the year ended December 31, 1998, revenues decreased to $1,287,790 as compared to $1,450,598 for the year ended December 31, 1997. The Company introduced its new messaging services in July 1998 and discontinued its FVIPS operations in August 1998. The Company also ceased operations of both Interactive advertising development and merchandising in December 1997. Consulting services in 1998 increased slightly from the prior year as the Company experienced demand for messaging related services from clients interested in the new products and services available for outbound e-mail.

     For the year ended December 31, 1997, revenues increased to $1,450,598 as compared to $695,866 for the year ended December 31, 1996. Revenues from FVIPS benefited from bulk sales of consumer and merchant registrations and increased consumer registration fees. Revenues from merchandising and interactive advertising development increased in 1997, as compared to the year ended December 31, 1996, as the Company began selling on-line merchandise in December 1996 and VirtualTAGs in January 1997. Consulting revenue increased for the year ended December 31, 1997 as the Company experienced greater demand for Internet related consulting.

  Cost of Revenues

     The Company incurred cost of revenues from messaging services, consulting, interactive advertising development, FVIPS and on-line merchandising, as detailed in the table below:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1998        1997        1996
                                              -------    --------    --------
Messaging services..........................  $29,394    $     --    $     --
Consulting..................................   30,000          --          --
Interactive advertising development.........       --      46,000          --
First Virtual Internet Payment System.......   38,159     182,563     256,508
Merchandising...............................       --      41,853       9,392
                                              -------    --------    --------
          Total cost of revenues............  $97,553    $270,416    $265,900
                                              =======    ========    ========

     For the year ended December 31, 1998, the cost of revenues for messaging services was approximately 6.9% of related messaging revenues. Since the Company is still in the early stages of offering its messaging products, cost of revenues for messaging services is likely to increase as additional functionality is added to the messaging platform. Cost of revenues related to consulting were incurred as the Company hired a specialist to handle its consulting needs related to messaging services. Consulting cost of revenues were 9.4% of related consulting revenues.

     For the year ended December 31, 1997, the cost of revenues related to FVIPS decreased to 18% of FVIPS related revenues compared to 48% of related revenues in 1996. By enhancing FVIPS with new capabilities and thus replacing services provided by third parties, the Company was able to reduce FVIPS cost of revenues. The Company was also able to negotiate more favorable processing agreements with outside service providers as the volume of FVIPS transactions increased. For the year ended December 31, 1997, merchandising cost of revenues increased to 94% of related revenues, as compared to 68% for the year ended December 31, 1996. This increase was primarily due to a reduction in the Company's margins in order to stay competitive in the retail pricing of its goods. In December 1997, the Company decided to close it merchandising segment and focus its efforts on their messaging services. For the year ended December 31, 1997, the Company's interactive advertising development cost of revenues were for the creation of VirtualTAGs.

  Operating Expenses

     Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. In addition, in 1998, the Company incurred restructuring expenses in the second quarter and a write-off of in-process technology in the fourth quarter in connection with the acquisition of EPub. The Company expects operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with its messaging services continues. The Company also anticipates that expenses necessary for the introduction and promotion of such products will be substantial.

     Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, decreased to $1.9 million for the year ended December 31, 1998, as compared to $5.4 million for the year ended December 31, 1997. This decrease is primarily due to the reduction in headcount in marketing staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $1.6 million, a decrease in consulting fees of approximately $730,000 due to reductions in marketing research, a decrease in promotional expenses of approximately $640,000 from elimination of sales efforts related to the payment system, a decrease in recruiting and relocation expenses of approximately $180,000 as hiring new employees slowed, a decrease in travel related expenses of approximately $115,000 and a general decrease in spending of approximately $235,000 from lower headcount.

     For the year ended December 31, 1997, marketing and sales expenses increased to $5.4 million as compared to $1.8 million for the year ended December 31,1996. This increase resulted primarily from the hiring of new marketing personnel to promote Company products which increased salaries, wages and payroll taxes by approximately $1.7 million, an increase in advertising and promotional expenses of $785,000 for promotion of Company products, a consulting expense increase of approximately $580,000 for market research analysis, a recruiting and relocation expense increase of approximately $110,000 relating to the hiring of new employees, a travel expense increase of approximately $70,000 for increased sales calls, and a general increase in spending of approximately $355,000 to support the Company's expanding marketing and sales activities.

     Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, decreased to $4.8 million for the year ended December 31, 1998, as compared to $6.7 million for the year ended December 31, 1997. This decrease is primarily due to the reduction in headcount in the research, development and engineering staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $950,000, a decrease in consulting fees of approximately $130,000 due to the elimination of development consultants associated with the payment system, a decrease in travel related expenses of approximately $170,000, a decrease in communications expenses of approximately $125,000 related to the shut down of the payment system and a general decrease in spending of approximately $525,000 from lower department headcount and reduced overhead associated with both a general reduction in staff and with the closure of the Ann Arbor office in December 1997.

     For the year ended December 31, 1997, research, development and engineering expenses increased to $6.7 million as compared to $4.7 million for the year ended December 31, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $1.7 million due to additional staffing needs, and a general increase in spending of approximately $720,000 to support the expansion of the Company's research, development and engineering activities in San Diego, California, which included the establishment of a second data processing center, offset by a decrease in consulting expenses of approximately $420,000 as the Company replaced consultants with employees.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses decreased to $3.8 million for the year ended December 31, 1998, as compared to $4.4 million for the year ended December 31, 1997. This decrease is primarily due to the reduction in headcount in general and administrative staff resulting in a decrease in salaries, wages and payroll taxes of approximately $840,000, a decrease in promotional expenses of approximately $355,000 from less public relations and investor relations activities, offset in part, by an increase in legal expenses of approximately $315,000 for patent litigation and Nasdaq listing issues, an increase in consulting expenses of approximately $180,000 for merger and acquisition related research and analysis and a general increase in spending of approximately $100,000 to support the Company's operations

     For the year ended December 31, 1997, general and administrative expenses increased to $4.4 million as compared to $4.2 million for the year ended December 31, 1996. This increase resulted primarily from increases in salaries, wages and payroll taxes of approximately $730,000 for additional staffing and an increase of approximately $520,000 in public relations and investor relations, offset by a $1.0 million, one-time charge that the Company incurred for the year ended December 31, 1996, relating to a payment to Paymentech Merchant Services, Inc., in consideration for the waiver of certain exclusive processing rights and a general reduction in spending of approximately $50,000.

     Restructuring expenses. In the second quarter of 1998, the Company recorded a restructuring charge of approximately $812,000 as a result of the Company's decision to focus its efforts on its messaging platform, initiate efforts to cease operations of its Internet payment system and better align its cost structure with expected revenue projections. The restructuring activity included the elimination of job responsibilities company wide, resulting in approximately $545,000 incurred to sever employees, the cancellation of consumer and merchant memberships paid to the Company for the right to use the Internet payment system resulting in potential refunds of approximately $110,000, the cancellation of certain contracts relating to the operations of the payment system resulting in one-time termination fees of approximately $62,000, and the downsizing of the Company's corporate office space which included relocating the Company to new, less expensive office space resulting in moving expenses of approximately $95,000.

     At December 31, 1998, the Company has not paid all expenses related to the shut down of the internet payment system. Included in other accrued liabilities at December 31, 1998, is $198,410 related to such expenses. The Company expects that these expenses will be paid before mid-1999 as the Company relocates to Boulder, Colorado and closes down its San Diego facilities and operations.

     Write-off of in-process technology. In connection with the EPub acquisition, the Company wrote-off $1.3 million of in-process technology. This amount was expensed as a non-recurring charge on December 9, 1998, the acquisition date. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. MessageMedia is using the acquired in-process technology to build future functionality into its e-messaging platform and enhance its suite of services. The Company anticipates that certain functionality using the acquired in-process technology will be generally released before the end of 1999, with additional product releases in subsequent periods through 2001. MessageMedia expects that the acquired technology will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

     The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     The value of the purchased in-process technology was determined with the assistance of an independent valuation, by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

     If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, the revenues and financial conditions of MessageMedia may be adversely affected in future periods.

     Fluctuations in operating results. The Company expects to experience significant fluctuations in its future quarterly operating results. These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's messaging services; difficulties encountered in the development or deployment of products or services, including interactive messaging; difficulties encountered in acquiring and/or merging with other companies or technologies, including in particular any difficulties in integrating the technology and operations of EPub and/or DBits; market acceptance of Internet commerce in general and the Company's messaging services concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services, are subject to change as the Company introduces its messaging services and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $4.7 million in cash and cash equivalents. On March 26, 1999, the Company issued 2,352,942 shares of its common stock in a private placement for net proceeds of approximately $10 million. MessageMedia believes that existing cash resources will be sufficient to support MessageMedia's currently anticipated working capital and capital expenditure requirements through the end of 1999. MessageMedia will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of the first quarter 2000. The timing and amount of MessageMedia's capital requirements will depend on a number of factors, including demand for MessageMedia's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that MessageMedia may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of MessageMedia's stockholders will be diluted and such equities may have rights, preferences or privileges senior to those of the holders of MessageMedia's common stock. There can be no assurance that additional financing will be available when needed or that, if available, will include terms favorable to MessageMedia or its stockholders. If adequate funds are not available on acceptable terms, MessageMedia may be unable to develop or enhance its products or services, take advantage of opportunities or respond to competition and the Nasdaq National Market may choose to discontinue the listing of MessageMedia's common stock.

     During the year ended December 31, 1998, MessageMedia significantly reduced its operating expenditures. Management continues to pursue opportunities to increase its revenues and believes that the market for interactive messaging has recently shown signs of significant expansion. Management believes that these efforts and its continuing efforts to raise additional capital through equity placements with existing stockholders, their affiliates or strategic partners should allow MessageMedia to continue operations for the next twelve to eighteen months. If near term revenues do not increase or if MessageMedia is unable to raise additional equity, management would be required to further reduce its expenditures on research and development and general and administrative activities. These reductions could significantly hamper MessageMedia's ability to develop its messaging services.

     Capital expenditures have been primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and information systems. Capital expenditures were $436,474 and $929,641 for the years ended December 31, 1998 and 1997, respectively.

YEAR 2000 COMPLIANCE

     Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Since the Company just recently developed the software for its messaging platform and is adding new enhancements and functionality regularly, the Company believes that its messaging platform is Year 2000 compliant. There can be no assurance, however, that coding errors or other defects will not be discovered in the future as more testing is completed or new functionality added. The Company currently has not yet undertaken a systematic effort to identify Year 2000 compliance problems in all of the components of its messaging platform. The Company believes that compliance testing will require approximately 200-300 man-hours and intends to complete compliance testing and remediation efforts on or before December 31, 1999. To date, the Company has incurred minimal expenses related to Year 2000 compliance. However, the Company expects to incur $150,000 to $250,000 of expenses in 1999 related to Year 2000 compliance. The Company currently has no contingency plans in place in the event it does not complete all its testing and remediation efforts. The Company plans to evaluate the status of completion in July 1999 and determine whether such a plan is necessary.

     MessageMedia relies on a number of software and communications systems provided by third parties to operate its messaging platform. Any of these could contain coding which is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlling routers, switches and other components of the data network, disk management software used to control the data disk arrays, firewall, security, monitoring and back-up software used by the Company, as well as desktop PC applications software. In each case, MessageMedia employs widely available software applications from leading third party vendors, and expect that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software suppliers fail to provide Year 2000 compliant versions of the software, operations, including our messaging platform, could be disrupted.

     Year 2000 compliance problems could also undermine the general infrastructure necessary to support the Company's operations. For instance, the Company depends on third-party Internet service providers (known as "ISPs") to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs could result in a temporary interruption of the Company's interactive messaging and other services. MessageMedia has attempted to address this risk by obtaining the same service capacity from multiple ISPs. In addition, the Company relies on a third-party data center to house some servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third-party data center could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, the demand for the Company's services could decline, resulting in an adverse impact to MessageMedia's business, financial condition and results of operations.

     The Company's operations could also be adversely affected if its customers fail to ensure that their software systems are Year 2000 compliant. The messaging platform is designed to interface with customer databases and communications systems to retrieve relevant information from customers' electronic commerce systems or customer databases and to allow customers to independently control certain features of the service including the content of transmitted messages. MessageMedia cannot assess or control the degree of Year 2000 compliance in its customers' information systems. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using the messaging platform, which could materially affect the Company's operating results. To address the risk of disruptions in customer information systems, MessageMedia designed its messaging platform to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of the interactive messaging services until their internal information technology problems have been alleviated, which would adversely affect the Company's business, financial condition and results of operations. The spending patterns of current or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or update their systems for Year 2000 compliance. Because of these expenditures, The Company's customers may have less money available to pay for services, which could have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a)(1)
and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this item concerning the directors of the Company is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 1999 Annual Meeting of Stockholders to be held on May 28, 1999 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this item is incorporated by reference from the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required by this item concerning the directors of the Company is incorporated by reference from the section entitled "Compliance with the Reporting Requirements of Section 16 (a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The section labeled "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section labeled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section labeled "Certain Relationships" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   26
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   27
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   28
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 1998, 1997
  and 1996..................................................   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   30
Notes to Financial Statements...............................   31
(a)(2) CONSOLIDATED INDEX TO THE FINANCIAL STATEMENT
  SCHEDULES
Schedule II -- Valuation and Qualifying Accounts............   44

(a)(3) INDEX TO EXHIBITS

    NUMBER                           EXHIBIT TITLE
    ------                           -------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Company.
     3.2*     Bylaws of the Company.
    10.1*     Form of Indemnification Agreement entered into between
              Company and its officers and directors.
    10.2*     The Company's 1994 Incentive and Non-Statutory Stock Option
              Plan.
    10.3*     The Company's 1995 Stock Plan.
    10.4*     The Company's Employee Stock Purchase Plan.
    10.7*     Marshall T. Rose Employment Agreement.
    10.9*     Series A Preferred Stock Purchase Agreement dated as of May
              22, 1995 between the Company and the purchasers named
              therein.
    10.10*    Series B Preferred Stock Purchase Agreement dated as of
              December 22, 1995 between the Company and First USA Merchant
              Services, Inc.
    10.11*    Securities Purchase Agreement between the Company and
              General Electric Capital Corporation, dated July 3, 1996.
    10.12*    Warrant to Purchase 47,619 shares of Common Stock, issued to
              General Electric Capital Corporation as of July 3, 1996.
    10.13*    Series D Preferred Stock Purchase Agreement between the
              Company and First Data Corporation, dated August 26, 1996.
    10.14*    Amended and Restated Shareholder Rights Agreement dated
              August 26, 1996 between the Company and First Data
              Corporation.
    10.16*    Warrant to purchase 475,734 shares of Series B Preferred
              Stock, issued to First USA Paymentech.
    10.25*    Master Lease Agreement dated as of October 24, 1996 between the Company and ComDisco, Inc.
    10.32**   David Ehrenthal employment agreement.
    10.33**   Purchase Agreement dated April 30, 1998 among the Company,
              SOFTBANK Holdings and SOFTBANK Technology Ventures IV, LP.

    NUMBER                           EXHIBIT TITLE
    ------                           -------------
    10.34**   Loan Agreement dated April 30, 1998 among the Company and
              SOFTBANK Holdings, Inc.
    10.35**   Form of Convertible Promissory Note issued to SOFTBANK
              Holdings, Inc.
    10.36***  Bert C. Klein employment agreement.
    10.37     Philip Bane Severance Agreement.
    10.38     Nathaniel Borenstein Severance Agreement.
    10.39     John Stachowiak Severance Agreement.
    10.40     Carolyn Turbyfill Severance Agreement.
    21.1      List of Subsidiaries.
    23.1      Consent of Ernst & Young, LLP, Independent Auditors.
    27.1      Financial Data Schedule.

---------------
  * Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File #333-14573).

 ** Previously filed as exhibit to the Company's Form 10 Q, March 31, 1998 (SEC
    File #000-21751).

*** Previously filed as exhibit to the Company's Form 10 Q, September 30, 1998
    (SEC File #000-21751).

(b) REPORTS ON FORM 8-K

     A Form 8-K/A, dated November 3, 1998, reporting information under Item 5 with respect to a press release announcing the closing of the previously announced investment in the Company by SOFTBANK Holdings, Inc. and certain of its affiliates. After giving effect to the closing of the SOFTBANK investment and related transactions on a pro forma basis, as of May 31, 1998, the Company had complied with the capital requirements for continued listing of its common stock on the Nasdaq National Market. The following exhibits were filed as part of the Form 8-K/A:

        Exhibit 99.1 -- Press release dated June 25, 1998.

     A Form 8-K, dated November 30, 1998, reporting information under Item 5 with respect to the Company entering into an Agreement and Plan of Reorganization with providing for the merger of Distributed Bits LLC with and into a subsidiary of the Company. The following exhibits were filed as part of the Form 8-K:

        Exhibit  2.1 -- Agreement and Plan of Reorganization dated November 18,
                        1998 among The Company, DB Acquisition Corp, Distributed Bits LLC, Derek Scruggs, DBI LLC and Richard Angell as Member Representative and Chase Manhattan Bank & Trust Company, N. A. as escrow agent.

        Exhibit  2.2 -- Form of Registration Rights Agreement among the Company and the former members of Distributed Bits LLC.

        Exhibit  99.1 -- Press release dated November 19, 1998.

     A Form 8-K, dated December 23, 1998, reporting information under Item 5 with respect to the Company completing the merger of a subsidiary of the Company with and into Email Publishing, Inc. and completing the merger of Distributed Bits LLC with and into a subsidiary of the Company. The following exhibits were filed as part of the Form 8-K:

        Exhibit  2.1 -- Agreement and Plan of Reorganization dated August 20,
                        1998 among the Company, EPub Holdings, Inc., Email Publishing, Inc., certain stockholders Email Publishing, Inc. and Chase Manhattan Bank & Trust Company, N. A. as escrow agent.

        Exhibit  2.2 -- Agreement and Plan of Reorganization dated November 18,
                        1998 among the Company, DB Acquisition Corp, Distributed Bits LLC, Derek Scruggs, DBI LLC and Richard Angell as Member Representative and Chase Manhattan Bank & Trust Company, N. A. as escrow agent.

        Exhibit  3.1 -- Certificate of Amendment to the Company's Amended and
                        Restated Certificate of Incorporation.

        Exhibit 99.1 -- Press release dated December 16, 1998.

(c) EXHIBITS

     See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above

                                   SIGNATURE

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                     MESSAGEMEDIA, INC.

                                          BY:      /s/ DENNIS J. CAGAN

                                            ------------------------------------
                                                      Dennis J. Cagan
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     By signing this Form 10-K, I hereby appoint each of Dennis J. Cagan and Bert C. Klein as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ DENNIS J. CAGAN                       Chief Executive Officer      March 30, 1999
-----------------------------------------------------           and Director
                   Dennis J. Cagan                      (Principal Executive Officer)

                  /s/ BERT C. KLEIN                     Vice President of Finance and   March 30, 1999
-----------------------------------------------------        Administration and
                    Bert C. Klein                          Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                 /s/ BRADLEY A. FELD                      Co-Chairman of the Board      March 30, 1999
-----------------------------------------------------
                   Bradley A. Feld

                /s/ RONALD D. FISHER                      Co-Chairman of the Board      March 30, 1999
-----------------------------------------------------
                  Ronald D. Fisher

                /s/ GARY E. RIESCHEL                              Director              March 30, 1999
-----------------------------------------------------
                  Gary E. Rieschel

                /s/ PAMELA H. PATSLEY                             Director              March 30, 1999
-----------------------------------------------------
                  Pamela H. Patsley

                  /s/ LEE H. STEIN                                Director              March 30, 1999
-----------------------------------------------------
                    Lee H. Stein

                 /s/ R. TERRY DURYEA                              Director              March 30, 1999
-----------------------------------------------------
                   R. Terry Duryea

                 /s/ GERALD A. POCH                               Director              March 30, 1999
-----------------------------------------------------
                   Gerald A. Poch

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
MessageMedia, Inc.

     We have audited the accompanying consolidated balance sheets of MessageMedia, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MessageMedia, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Diego, California
February 2, 1999
except for Note 12, for which the
date is March 26, 1999

                               MESSAGEMEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $  4,659,375   $  6,331,059
  Accounts receivable.......................................       680,927        207,985
  Prepaid expenses and other................................       429,963        418,615
                                                              ------------   ------------
          Total current assets..............................     5,770,265      6,957,659
Furniture, equipment and software, net......................     1,475,720      1,859,048
Information technology, net.................................            --         19,845
Organization and other costs, net...........................        50,835         77,630
Intangible assets, net......................................    23,894,715             --
Deposits and other..........................................        29,446        133,907
                                                              ------------   ------------
          Total assets......................................  $ 31,220,981   $  9,048,089
                                                              ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,383,197   $  1,440,224
  Accrued compensation and related liabilities..............       148,419        370,741
  Accrued interest..........................................        15,226        289,903
  Deferred revenue..........................................        36,000        537,790
  Amount due to stockholders, current portion...............       395,000      1,530,000
  Note payable and capital lease obligations, current
     portion................................................       108,990             --
  Other accrued liabilities.................................       583,770        601,300
                                                              ------------   ------------
          Total current liabilities.........................     2,670,602      4,769,958
Amount due to stockholders..................................            --        162,500
Note payable and capital lease obligations..................        53,786             --
Deferred rent...............................................        13,083             --
                                                              ------------   ------------
          Total long term liabilities.......................        66,869        162,500
Series A redeemable convertible preferred stock, $0.001 par
  value; 1,000 shares authorized, none outstanding at
  December 31, 1998 and 750 outstanding at December 31,
  1997; liquidation preference of $3,750,000 at December 31,
  1997......................................................            --      4,687,500
Stockholders' equity (deficit):
  Series A convertible preferred stock, $0.001 par value;
     1,000 shares authorized, none outstanding at December
     31, 1998 and 250 outstanding at December 31, 1997;
     liquidation preference of $1,250,000 at December 31,
     1997...................................................            --              1
Preferred stock, 5,000,000 shares authorized, none
  outstanding at December 31, 1998 and 1997.................            --             --
Common stock, $0.001 par value; 100,000,000 shares
  authorized, 40,121,048 and 8,903,855 shares issued and
  outstanding at December 31, 1998 and 1997, respectively...        40,121          8,904
  Additional paid-in-capital................................    71,398,314     26,300,228
  Warrants..................................................     1,430,828      3,017,115
  Deferred compensation.....................................      (657,720)      (155,235)
  Accumulated deficit.......................................   (43,728,033)   (29,742,882)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............    28,483,510       (571,869)
                                                              ------------   ------------
          Total liabilities and stockholders' equity
             (deficit)......................................  $ 31,220,981   $  9,048,089
                                                              ============   ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Revenues.............................................  $  1,287,790   $  1,450,598   $    695,866
Cost of revenues.....................................        97,553        270,416        265,900
                                                       ------------   ------------   ------------
Gross profit.........................................     1,190,237      1,180,182        429,966

Operating expenses:
  Marketing and sales................................     1,934,486      5,424,110      1,836,545
  Research, development and engineering..............     4,828,277      6,687,177      4,652,582
  General and administrative.........................     3,810,073      4,377,688      4,237,638
  Restructuring expenses.............................       812,166             --             --
  Write-off of in-process technology.................     1,300,000             --             --
                                                       ------------   ------------   ------------
          Total operating expenses...................    12,685,002     16,488,975     10,726,765
Depreciation and amortization........................     2,470,917      1,097,716        524,124
                                                       ------------   ------------   ------------
Loss from operations.................................   (13,965,682)   (16,406,509)   (10,820,923)
Interest income......................................       217,551        554,587        235,560
Interest expense.....................................       (83,892)       (95,360)      (104,577)
                                                       ------------   ------------   ------------
Net loss.............................................   (13,832,023)   (15,947,282)   (10,689,940)
Dividends imputed on preferred stock.................      (153,126)    (1,250,000)            --
                                                       ------------   ------------   ------------
Net loss applicable to common shares.................  $(13,985,149)  $(17,197,282)  $(10,689,940)
                                                       ============   ============   ============

Net loss per share, basic and diluted................  $      (0.63)  $      (1.94)  $      (2.33)

Shares used in per share computation, basic and
  diluted............................................    22,304,902      8,842,367      4,588,262

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                       PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                     -------------------   --------------------     PAID-IN                     DEFERRED
                                       SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS     COMPENSATION
                                     ----------   ------   ----------   -------   -----------   -----------   ------------
Balance at December 31, 1995.......   1,477,489   $1,478    4,273,250   $ 4,273   $ 3,852,332   $        --    $      --
Issuance of common stock for cash
 and services......................          --       --       61,126        61        51,776            --           --
Issuance of Series B convertible
 preferred stock at $3.189 per
 share, net of issuance costs of
 $117,110..........................     465,000      465           --        --     1,365,310            --           --
Issuance of warrants...............          --       --           --        --            --     3,017,115           --
Issuance of Series C convertible
 preferred stock at $15 per share
 and shares of common stock at $5
 per share, net of issuance costs
 of $45,934........................     130,952      131      107,144       107     2,453,828            --           --
Issuance of Series D convertible
 preferred stock at $15 per share,
 net of issuance costs $9,163......     200,000      200           --        --     2,990,637            --           --
Deferred compensation and related
 amortization......................          --       --           --        --        50,567            --      (44,305)
Issuance of common stock for IPO
 net of issuance costs.............          --       --    2,000,000     2,000    14,991,067            --           --
Issuance of common stock for
 converted preferred stock upon
 IPO...............................  (2,273,441)  (2,274)   2,273,441     2,274            --            --           --
Issuance of common stock for anti-
 dilutive shares in preferred stock
 conversion........................          --       --       59,876        60           (60)           --           --
Issuance of common stock for
 exercise of stock options.........          --       --       19,975        20         2,558            --           --
Net loss...........................          --       --           --        --            --            --           --
                                     ----------   ------   ----------   -------   -----------   -----------    ---------
Balance at December 31, 1996.......          --       --    8,794,812     8,795    25,758,015     3,017,115      (44,305)
Deferred compensation and related
 amortization......................          --       --           --        --       128,888            --     (110,930)
Stock options accelerated for
 vesting...........................          --       --           --        --        52,137            --           --
Extension of warrants..............          --       --           --        --        50,000            --           --
Issuance of Series A preferred
 stock, net of issuance cost.......         250        1           --        --     1,137,999            --           --
Employee stock purchase plan.......          --       --       22,160        22        74,958            --           --
Issuance of common stock for
 services rendered.................          --       --        1,193         1         8,052            --           --
Issuance of common stock for
 exercise of stock option..........          --       --       85,690        86        27,679            --           --
Dividend imputed on Series A
 convertible preferred stock,
 classified outside if
 stockholders' equity (net capital
 deficiency).......................          --       --           --        --      (937,500)           --           --
Net loss...........................          --       --           --        --            --            --           --
                                     ----------   ------   ----------   -------   -----------   -----------    ---------
Balance at December 31, 1997.......         250        1    8,903,855     8,904    26,300,228     3,017,115     (155,235)
Issuance of stock dividends to
 Series A preferred stockholders...          --       --      108,125       108       153,020            --           --
Issuance of common stock for the
 exercise of warrants..............          --       --      947,495       947     2,039,085    (1,936,287)          --
Issuance of common stock for
 exercise of stock options.........          --       --      659,637       660       270,648            --           --
Conversion of Series A preferred
 Stock.............................        (250)      (1)   1,752,141     1,752       473,249            --           --
Issuance of common stock for
 services rendered.................          --       --       59,009        59        87,049            --           --
Charge associated with extending
 option terms......................          --       --           --        --       405,718            --           --
Deferred compensation and related
 amortization......................          --       --           --        --       165,779            --      119,221
Common stock issued to SOFTBANK and
 affiliates........................          --       --   20,784,883    20,785    15,338,039            --           --
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by
 SOFTBANK..........................          --       --           --        --       937,500            --           --
Employee stock purchase plan.......          --       --       17,907        18        43,949            --           --
Common stock issued to Email
 Publishing, Inc...................          --       --    5,582,676     5,583    20,257,720            --     (583,101)
Common stock and warrants issued to
 Distributed Bits..................          --       --    1,305,320     1,305     4,926,330       350,000      (38,605)
Net loss...........................          --       --           --        --            --            --           --
                                     ----------   ------   ----------   -------   -----------   -----------    ---------
Balance at December 31, 1998.......          --   $   --   40,121,048   $40,121   $71,398,314   $ 1,430,828    $(657,720)
                                     ==========   ======   ==========   =======   ===========   ===========    =========

                                                        TOTAL
                                                    STOCKHOLDERS'
                                                     EQUITY (NET
                                     ACCUMULATED       CAPITAL
                                       DEFICIT       DEFICIENCY)
                                     ------------   -------------
Balance at December 31, 1995.......  $ (3,105,660)  $    752,423
Issuance of common stock for cash
 and services......................            --         51,837
Issuance of Series B convertible
 preferred stock at $3.189 per
 share, net of issuance costs of
 $117,110..........................            --      1,365,775
Issuance of warrants...............            --      3,017,115
Issuance of Series C convertible
 preferred stock at $15 per share
 and shares of common stock at $5
 per share, net of issuance costs
 of $45,934........................            --      2,454,066
Issuance of Series D convertible
 preferred stock at $15 per share,
 net of issuance costs $9,163......            --      2,990,837
Deferred compensation and related
 amortization......................            --          6,262
Issuance of common stock for IPO
 net of issuance costs.............            --     14,993,067
Issuance of common stock for
 converted preferred stock upon
 IPO...............................            --             --
Issuance of common stock for anti-
 dilutive shares in preferred stock
 conversion........................            --             --
Issuance of common stock for
 exercise of stock options.........            --          2,578
Net loss...........................   (10,689,940)   (10,689,940)
                                     ------------   ------------
Balance at December 31, 1996.......   (13,795,600)    14,944,020
Deferred compensation and related
 amortization......................            --         17,958
Stock options accelerated for
 vesting...........................            --         52,137
Extension of warrants..............            --         50,000
Issuance of Series A preferred
 stock, net of issuance cost.......            --      1,138,000
Employee stock purchase plan.......            --         74,980
Issuance of common stock for
 services rendered.................            --          8,053
Issuance of common stock for
 exercise of stock option..........            --         27,765
Dividend imputed on Series A
 convertible preferred stock,
 classified outside if
 stockholders' equity (net capital
 deficiency).......................            --       (937,500)
Net loss...........................   (15,947,282)   (15,947,282)
                                     ------------   ------------
Balance at December 31, 1997.......   (29,742,882)      (571,869)
Issuance of stock dividends to
 Series A preferred stockholders...      (153,128)            --
Issuance of common stock for the
 exercise of warrants..............            --        103,745
Issuance of common stock for
 exercise of stock options.........            --        271,308
Conversion of Series A preferred
 Stock.............................            --        475,000
Issuance of common stock for
 services rendered.................            --         87,108
Charge associated with extending
 option terms......................            --        405,718
Deferred compensation and related
 amortization......................            --        285,000
Common stock issued to SOFTBANK and
 affiliates........................            --     15,358,824
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by
 SOFTBANK..........................            --        937,500
Employee stock purchase plan.......            --         43,967
Common stock issued to Email
 Publishing, Inc...................            --     19,680,202
Common stock and warrants issued to
 Distributed Bits..................            --      5,239,030
Net loss...........................   (13,832,023)   (13,832,023)
                                     ------------   ------------
Balance at December 31, 1998.......  $(43,728,033)  $ 28,483,510
                                     ============   ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1998            1997            1996
                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss...................................................  $(13,832,025)   $(15,947,282)   $(10,689,940)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     2,470,917       1,097,716         524,124
  In-process technology charge.............................     1,300,000              --              --
  Loss on disposal of assets...............................        33,943          11,249              --
  Common stock issued for services.........................        87,108           8,053          20,000
  Compensation expense for extending option terms..........       405,718          52,137              --
  Changes in operating assets and liabilities:
    Accounts receivable....................................      (132,553)       (119,707)        (88,278)
    Prepaid expenses and other.............................        23,145        (334,775)        (72,887)
    Deposits and other.....................................       115,983         (71,098)        (58,809)
    Accounts payable.......................................      (371,721)       (185,974)      1,134,542
    Accrued compensation and related liabilities...........      (262,261)         (1,998)        364,569
    Deferred revenue.......................................      (537,790)        473,107          64,683
    Accrued interest.......................................      (274,677)         93,564          96,000
    Due to stockholders....................................       (97,500)       (220,000)        712,500
    Other accrued liabilities..............................       (33,077)         25,223         576,077
                                                             ------------    ------------    ------------
Net cash flows used in operating activities................   (11,104,790)    (15,119,785)     (7,417,419)
INVESTING ACTIVITIES
Additions to furniture and equipment.......................      (436,474)       (929,641)     (2,104,301)
Proceeds from sales of fixed assets........................        14,733          11,769              --
Cost associated with EPub Acquisition......................      (500,000)             --              --
Cost associated with DBits Acquisition.....................      (300,000)             --              --
Maturity/(purchase) of short term investment...............            --         200,000        (200,000)
Organization and other costs...............................            --              --         (74,998)
                                                             ------------    ------------    ------------
Net cash flows used in investing activities................    (1,221,741)       (717,872)     (2,379,299)
FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock, net
  of issuance costs........................................            --       4,888,000       6,284,801
Proceeds from issuance of common stock, net of issuance
  costs....................................................     9,179,752         102,745      15,531,122
Proceeds from issuance/extension of warrants...............       103,745          50,000       3,017,115
Proceeds from borrowings from stockholders and bank........     1,411,578              --         486,111
Repayment of loan from bank................................            --              --        (486,111)
Repayment of capital lease obligations.....................       (40,228)             --              --
                                                             ------------    ------------    ------------
Net cash flows provided by financing activities............    10,654,847       5,040,745      24,833,038
                                                             ------------    ------------    ------------
Net increase/(decrease) in cash and cash equivalents.......    (1,671,684)    (10,796,912)     15,036,320
Cash and cash equivalents at the beginning of year.........     6,331,059      17,127,971       2,091,651
                                                             ------------    ------------    ------------
Cash and cash equivalents at the end of year...............  $  4,659,375    $  6,331,059    $ 17,127,971
                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid..........................................  $     83,892    $     95,360    $    104,577
                                                             ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock for forgiveness of stockholder
  debt.....................................................  $  1,533,764    $         --    $         --
                                                             ============    ============    ============
Conversion of Series A redeemable convertible preferred
  stock....................................................  $  3,233,730    $         --    $         --
                                                             ============    ============    ============
Issuance of common stock for forgiveness of SOFTBANK
  loan.....................................................  $  1,411,578    $         --    $         --
                                                             ============    ============    ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     MessageMedia is a leading provider of e-mail services to businesses worldwide providing a seamless outsource solution for relationship-based, transactive communications using Internet e-mail. The Company has a singular focus on e-messaging and employs advanced technology, tools and applications to help corporations fully utilize this new channel for building and enhancing customer relationships online.

     On December 13, 1996, the Company completed an initial public offering (the "Offering") of 2,000,000 shares of its common stock under the name First Virtual Holdings Incorporated, with an offering price of $9.00 per share, resulting in gross proceeds of $18.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $15.0 million. Upon completion of the offering, all of the then outstanding preferred stocks were converted to common stock.

     On June 23, 1998, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an investment in the Company by SOFTBANK Holdings Inc., SOFTBANK Technology Ventures IV, L.P. (together "SOFTBANK") and E*Trade Group Inc. SOFTBANK and affiliates purchased approximately 19.2 million shares of the Company's common stock and became a majority stockholder of the Company. On September 10, 1998, SOFTBANK purchased approximately 1.6 million additional shares of the Company's common stock.

     On December 9, 1998, the Company changed its name to MessageMedia and its Nasdaq National Market symbol to "MAIL" and amended the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 40,000,000 to 100,000,000 shares.

     On December 9, 1998, MessageMedia acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,676 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,324 additional shares of MessageMedia common stock at a weighted average exercise price of $.04 per share. (See Note 3 for details of this acquisition.)

     On December 11, 1998, MessageMedia acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,350,000 shares of MessageMedia common stock and warrants to purchase an additional 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share. (See Note 3 for details of this acquisition.)

  Principles of Consolidation

     The consolidated financial statements include the accounts of FVHI, EPub and DBits. All significant intercompany transactions have been eliminated in consolidation.

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

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

  Furniture, Equipment and Software

     Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Software is stated at cost and depreciated over three years using the straight-line method.

  Intangible Assets

     Intangible assets arose primarily from the acquisition of two entities in December 1999 (See Note 3). The excess of cost over the fair value of the net assets acquired has been allocated to goodwill and developed technology. These intangible assets are being amortized over their useful lives of two years.

  Organization and Other Costs

     Organization and other costs are being amortized over five years. Accumulated amortization at December 31, 1998 and 1997 amounted to $86,569 and $59,431, respectively.

  Asset Impairment

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, the Company has not recorded any impairment losses.

  Stock-Based Compensation

     The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Deferred compensation is recorded only when the fair value of the stock on the date of the option grant exceeds the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

  Revenue Recognition

     MessageMedia had three main sources of revenue in 1998: messaging revenue, consulting revenue and Internet payment system (IPS) revenue.

     Messaging revenue is recognized as earned in accordance with individual customer contracts.

     Consulting revenue is recognized as earned in accordance with individual customer contracts.

     Internet payment system revenue consists of consumer and merchant registrations, transaction revenue, Infohaus revenue and marketing revenue. Consumer registration fees and merchant registration fees were recognized over a twelve month period. Also, the related direct costs of processing such registrations and renewals were deferred and amortized over a 12-month period. Transaction revenue and marketing revenue were recognized when earned. The operation of the Internet payment system was discontinued in August 1998.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

  Research and Development

     Research and development costs are expensed in the period incurred.

  Software Developments Costs

     Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date.

  Net Loss Per Share

     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods, have been represented, and where appropriate, restated to conform to the SFAS 128 requirements.

  Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

 2. BALANCE SHEET DETAILS

     Furniture, equipment and software at December 31, 1998 and 1997 consists of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Furniture, equipment and software.................  $ 4,017,987    $ 3,378,530
Less accumulated depreciation.....................   (2,542,267)    (1,519,482)
                                                    -----------    -----------
                                                    $ 1,475,720    $ 1,859,048
                                                    ===========    ===========

     Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Developed technology-EPub.........................  $   900,000    $        --
Goodwill-EPub.....................................   18,200,259             --
Goodwill-Dbits....................................    5,833,357             --
Less accumulated amortization.....................   (1,038,901)            --
                                                    -----------    -----------
                                                    $23,894,715    $        --
                                                    ===========    ===========

     Long-term debt and capital lease obligations at December 31, 1998 and 1997 consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Current portion of debt and capital lease
  obligations:
  Note payable to bank............................  $    65,818    $        --
  Obligation under capital leases.................       43,172             --
                                                    -----------    -----------
                                                    $   108,990    $        --
                                                    ===========    ===========

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

       Long-term portion of debt and capital lease obligations:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Note payable to bank.....................................  $ 25,691         --
Obligation under capital leases..........................    28,095         --
                                                           --------   --------
                                                           $ 53,786   $     --
                                                           ========   ========

     Other accrued liabilities at December 31, 1998 and 1997 consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Directors and officers insurance payable.................  $147,187   $275,415
Reserve for payment system shutdown......................   198,410         --
Other accrued liabilities................................   238,173    325,885
                                                           --------   --------
                                                           $583,770   $601,300
                                                           ========   ========

 3. ACQUISITIONS

  Email Publishing Inc.

     On December 9, 1998, MessageMedia acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,676 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,324 additional shares of MessageMedia common stock at a weighted average exercise price of $.04 per share. The purchase price was calculated to be $20,763,300 based on the fair market value of $3.38 per share of MessageMedia common stock. The purchase price also includes estimated merger costs of $500,000. The purchase price was allocated as follows based upon a valuation of the tangible and intangible assets, including acquired technology and in-process technology, by an independent appraiser, as well as management's best estimates:

Current assets acquired.................................  $   329,241
Furniture, equipment and software.......................      224,223
Other assets............................................       10,389
In-process technology...................................    1,300,000
Developed technology....................................      900,000
Goodwill................................................   18,200,259
Liabilities assumed.....................................     (798,336)
Deferred compensation...................................      597,524
                                                          -----------
                                                          $20,763,300
                                                          ===========

     In connection with the EPub acquisition, the Company wrote-off $1.3 million of in-process technology. This amount was expensed as a non-recurring charge on December 9, 1999, the acquisition date. This write-off was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. MessageMedia is using the acquired in-process technology to build future functionality into its e-messaging platform and enhance its suite of services. The Company anticipates that certain functionality using the acquired in-process technology will be generally released before the end of 1999, with additional product releases in subsequent periods through 2001. MessageMedia expects that the acquired technology will be successfully developed, but there can be no assurance that commercial feasibility of these products will be achieved.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

     The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     The value of the purchased in-process technology was determined with the assistance of an independent valuation, by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

Distributed Bits LLC

     On December 11, 1998, MessageMedia acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,350,000 shares of MessageMedia common stock and warrants to purchase an additional 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share. The purchase price was calculated to be $5,577,635 based on the fair market value of $3.65 per share of MessageMedia common stock. The purchase price also includes estimated merger costs of $300,000 and the value of warrants of $350,000. This purchase price was allocated as follows, based upon management's best estimates:

Current assets acquired..................................  $   41,739
Furniture, equipment and software........................      93,593
Other assets.............................................       1,500
Goodwill.................................................   5,833,357
Liabilities assumed......................................    (432,993)
Deferred compensation....................................      40,439
                                                           ----------
                                                           $5,577,635
                                                           ==========

     The accompanying statements of operations reflect the operating results of EPub and DBits since the date of the acquisition. The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of EPub and DBits had occurred on January 1, of the respective years, are as follows:

                                                      1998            1997
                                                  ------------    ------------
Net revenues....................................  $  2,506,640    $  1,786,229
                                                  ============    ============
Net loss attributable to common stockholders....  $(27,284,012)   $(31,827,527)
                                                  ============    ============
Net loss per share attributable to common
  stockholders, basic and diluted...............  $      (1.22)   $      (2.02)
                                                  ============    ============

 4. RELATED PARTY TRANSACTIONS

     In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained an unsecured line of credit from the stockholder for borrowings up to $800,000. The Company also had an unsecured line of credit from a stockholder which allowed for maximum borrowings of $400,000. The borrowings plus interest at 8% were due upon the earlier of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At December 31, 1997, $1,200,000 had been drawn against these lines of credit. On February 5, 1998, these two stockholders filed civil actions against the Company seeking to recover the principal and interest due. The

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

total amount of principal and interest was approximately $1.5 million which was reflected as current liabilities in the 1997 financial statements. On June 23, 1998, the two stockholders signed a release for this lawsuit and the debt was settled. (See Note 7)

     On August 20, 1996, the Company entered into an agreement with the Series B stockholder for the waiver of a previous agreement to use the Series B stockholder as an exclusive services provider. In return for the waiver, the Company agreed to pay the Series B stockholder facility fees totaling $500,000 and transaction surcharges of no less than $500,000 during the 40-month period beginning September 1, 1996, dependent upon the number of transactions processed through service providers other than the Series B stockholder. The Company charged the $1,000,000 associated with this agreement to general and administrative expenses during 1996. At December 31, 1998, the Company had an outstanding balance of $395,000 due to this stockholder. There is a no interest being charged on the outstanding balance.

     The Company's credit card transaction services were provided by Paymentech, Inc., a stockholder. Fees for these services amounted to $58,520, $151,284 and $123,622 for the years ended December 31, 1998, 1997 and 1996, respectively. Fees paid in 1998 are significantly less compared to prior years, due to the Company's decision in December 1997, to focus its efforts on its messaging platform and move away from its payment system operations. The operations of the payment system ceased in August 1998.

 5. NOTE PAYABLE

     In connection with the acquisition of EPub in December 1998, MessageMedia assumed a note owed to a bank. The note bears interest at the bank's prime plus 1%. Monthly principal payments of $6,250 are due through June 2000, when the note matures. This note is secured by certain assets of the Company. In connection with the note, detachable warrants were issued by EPub. (See Note 7)

 6. COMMITMENTS

  Leases

     The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements. The facility leases require the Company to pay standard common area maintenance fees and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $635,923, $523,214 and $210,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has two corporate facilities, one in San Diego, California and one in Boulder, Colorado. The San Diego facility lease expires in May 1999 and the Boulder facility lease expires in June 2002. In addition, the Company leases approximately 500 square feet of space in San Diego, California for its computer processing center. This lease expires in October 1999.

     The Company acquired certain equipment capital lease obligations when it acquired EPub and DBits in December 1998. Cost and accumulated depreciation of equipment under capital leases were $184,628 and $46,159, respectively at December 31, 1998.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

     Annual future minimum lease payments for operating and capital leases as of December 31, 1998, are as follows:

                                                              OPERATING    CAPITAL
                                                               LEASES       LEASES
                                                              ---------    --------
     1999...................................................  $330,620     $ 43,172
     2000...................................................   129,566       22,617
     2001...................................................   108,161        7,132
     2002...................................................    43,520        1,480
                                                              --------     --------
Total minimum lease payments................................  $611,867       74,401
                                                              ========
Less amount representing interest...........................                 (3,134)
                                                                           --------
Present value of future minimum lease payments..............                 71,267
Less current portion........................................                (43,172)
                                                                           --------
Long-term portion of obligations under capital leases.......               $ 28,095
                                                                           ========

 7. STOCKHOLDERS' EQUITY

  Preferred Stock

     On December 13, 1996, all outstanding preferred stock was converted into common stock concurrent with the closing of the Company's underwritten initial public offering. As a result of certain anti-dilution adjustments, the 2,273,441 shares of preferred stock outstanding prior to the offering were converted to 2,333,317 shares of common stock.

     On October 22, 1997, the Company completed a private placement of preferred stock and received net proceeds of $4.9 million. Under the private placement agreement, 1,000 shares of Series A redeemable convertible preferred stock were issued at $5,000 per share. The Series A redeemable convertible preferred stock was convertible into common stock at the option of the investors at a per share conversion price equal to the lesser of $5.50 or 80% of the average closing bid price of the common stock for the prior ten days. At December 31, 1997, the Company recorded imputed dividends on the Series A preferred redeemable convertible stock totaling $1,250,000 for discounted conversion terms. The Series A redeemable convertible preferred stock was redeemable for cash under certain circumstances and carried an annual dividend of 7% payable quarterly, in cash or shares of common stock. The Series A preferred stockholders converted 345 shares into common stock during 1998.

     In June 1998, the Company issued approximately 9.8 million shares of common stock to SOFTBANK and 833,333 shares of common stock to E*Trade for approximate net proceeds of $6.6 million. In addition, SOFTBANK purchased $5.8 million of the Company's outstanding debt and preferred stock, which were subsequently converted into approximately 8.5 million shares of the Company's common stock. The $5.8 million amount includes a settlement to two stockholders of the Company who, on February 5, 1998 had filed civil actions against the Company seeking to recover the principal and interest due under unsecured lines of credit. The total amount of principal and interest paid out as settlement was approximately $1.5 million. Also included in the transaction was the purchase of the 655 remaining outstanding shares from the Series A redeemable convertible preferred stock.

  Warrants

     In connection with the sale of Series B preferred stock in December 1995 to a financial institution, the Company issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised this warrant by purchasing 465,000 shares of Series B

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

preferred stock at $3.189 per share. In addition, the Series B preferred stockholder paid the Company $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B preferred stock at $0.01 per share. In March 1998, the Series B shareholder exercised their warrant to purchase 852,272 shares of Series A preferred stock, which was immediately converted into shares of the Company's common stock. The warrant for 475,734 shares of Series B preferred stock is currently exercisable and will expire on March 4, 2001. The Company received net proceeds of approximately $4.4 million in connection with the original transaction.

     In connection with a consulting agreement, an incentive warrant to purchase 300,000 shares of common stock at $5.63 per share was issued on September 24, 1997 to a third party. The first 100,000 shares of common stock can be exercised when the third party produces $10 million of net sales through the use of technology and services provided by the Company. The second 100,000 shares of common stock can be exercised when the third party produces $25 million of net sales through the use of technology and services provided by the Company and the third 100,000 shares of common stock can be exercised when the third party produces $50 million of net sales through the use of technology and services provided by the Company. These warrants expire on December 20, 2003. As of December 31, 1998 no sales have been attributed to the third party's efforts.

     Under a certain consulting agreement, dated September 8, 1997, a warrant to purchase 65,000 shares of common stock at $5.63 per share was granted to a third party as payment for consulting services rendered. Under the terms of the warrant agreement, 20,000 shares became exercisable upon completion (as defined in the agreement) with the remaining 45,000 shares to be exercisable when the third party delivers to the Company, two catalog merchants who execute agreements with the Company in regards to either licensing of VirtualPINS or interactive messaging services. These warrants expire on December 30, 2002. On September 29, 1997, the warrant to purchase 20,000 of the Company's common stock became exercisable and accordingly, the Company estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal. This warrant expires on December 30, 2002. In June 1998, the warrant to purchase 45,000 of the Company's common stock expired as the incentive terms of this portion of the agreement were not met.

     In connection with the sale of Series A redeemable convertible preferred stock in October 1997, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A preferred stockholders. These warrants will expire on October 15, 2001. In June 1998, the original Series A preferred stockholders were granted a reduction in the exercise price of these warrants from $5.75 per share to $1.00 per share. Such warrants carry restrictions as to their exercisability. In December 1998, 95,225 of these warrants were exercised.

     In connection with the Company's acquisition of EPub in December 1998, the Company assumed a warrant issued to a financial institution which is now convertible into 25,564 shares of the Company's common stock at an exercise price of $0.40 per share. This warrant was exercised in February 1999.

     In connection with the Company's acquisition of DBits in December 1998, the Company issued warrants to purchase an aggregate of 500,000 shares of the Company's common stock, of which 250,000 may be exercised for $6.00 per share and 250,000 may be exercised for $8.00 per share. These warrants are exercisable immediately with the $6.00 warrants expiring on May 11, 2001 and the $8.00 warrants expiring on May 11, 2002.

  Stock Option Plan

     The Company's 1994 Incentive and Non-Statutory Stock Option Plan (1994
Plan), under which options to purchase 482,300 shares of common stock were granted, was replaced with the 1995 Stock Plan (1995

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

Plan). Under the 1995 Plan, the Company is authorized to issue up to 6,000,000 common shares to officers, employees, directors and certain other individuals providing services to the Company. Options granted under the 1995 Plan generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices which approximate the fair value of the shares at the date of grant as determined by the board of directors. The following table summarizes stock option activity:

                                                                WEIGHTED AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ----------    ----------------
Balance at December 31, 1995....................     468,750         $0.05
  Options granted...............................   1,327,645          6.43
  Options exercised.............................     (19,975)         0.13
  Options canceled..............................     (33,250)         4.94
                                                  ----------
Balance at December 31, 1996....................   1,743,170          4.82
  Options granted...............................   1,115,600          4.54
  Options exercised.............................     (85,690)         0.32
  Options canceled..............................    (504,987)         7.49
                                                  ----------
Balance at December 31, 1997....................   2,268,093          4.14
  Options granted...............................   4,537,679          1.71
  Options exercised.............................    (659,637)         0.41
  Options canceled..............................  (2,021,348)         4.48
                                                  ----------
Balance at December 31, 1998....................   4,124,787         $1.65
                                                  ==========         =====

     Pursuant to the terms of the December 22, 1995 Series B Preferred Stock Purchase Agreement, on April 11, 1996, the Company's board of directors granted options to purchase 1,000,000 shares of common stock to officers, directors and key employees of the Company at $6.30 per share. These options are fully vested and to date, none have been exercised. These options were granted outside of the Company's stock option plans and therefore, are not included in the table above.

     On April 29, 1998, the Company offered all employees of record the opportunity to re-price their option grants under the 1995 Stock Option Plan to the fair market value of the stock on that date which was $0.94 per share. The Company cancelled 1,363,876 at a weighted average exercise price of $4.75 and re-issued the same number of options at $0.94.

     As of December 31, 1998, options to purchase 1,852,318 shares are exercisable under the 1994 and 1995 plan and 1,592,211 options are available for future grant under the 1995 Plan.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

     Exercise prices and weighted average remaining contractual life for the options outstanding under the 1994 Plan and 1995 Plan as of December 31, 1998 are as follows:

                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 ------------------------------                    ----------------------
                                                                                 WEIGHTED
                               WEIGHTED AVERAGE      WEIGHTED                    AVERAGE
   RANGE OF        NUMBER         REMAINING          AVERAGE         NUMBER      EXERCISE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    PRICE
--------------   -----------   ----------------   --------------   -----------   --------
$ 0.01 - 0.32       569,139          7.67             $ 0.08          279,483     $ 0.10
$ 0.33 - 0.99     1,671,996          8.83             $ 0.92        1,024,268     $ 0.92
$ 1.00 - 5.00     1,688,840          9.03             $ 2.88          412,410     $ 1.59
$ 5.01 - 7.50        47,000          9.76             $ 6.27            2,000     $ 6.38
$7.51 - 10.50       147,812          2.18             $10.46          134,157     $10.47
                  ---------                                         ---------
                  4,124,787                                         1,852,318
                  =========                                         =========

     Some of these options were granted at a per share value below the then current fair market value of such shares. The Company recorded deferred compensation expense for the difference between the exercise price and the fair value of the Company's common stock for options granted during 1998, 1997 and 1996. Deferred compensation expense amounted to $285,000, $17,958 and $6,262 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the 1998 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 5.0%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .75. The fair value for the 1997 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 5.41%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .50. The fair value for the 1996 options that were granted after the Company filed its initial filing of the registration statement relating to the IPO, was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates of 6.18%; dividend yields of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .75. The fair value for the 1996 options granted before the Company filed its initial filing of the registration statement relating to the IPO were estimated at the date of grant, using the "minimum value" method for option pricing through the initial filing of the registration statement relating to the IPO, with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the option of seven years. The volatility factor was based upon the Company's competitive situation, marketing dynamics and competitive technology inherent in the Internet.

     The weighted average fair values of the options granted during 1998, 1997 and 1996 were $2.17, $4.66 and $2.83, respectively.

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

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

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

                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Pro forma net loss applicable to common shares.......  $(16,513,358)  $(17,889,405)  $(11,186,398)
Pro forma net loss per common share, basic and
  diluted............................................  $      (0.74)  $      (2.02)  $      (1.74)

  Employee Stock Purchase Plan

     In 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP"), whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month period. The ESPP expires at the earlier of December 31, 2006 or the date on which all shares available for issuance have been sold. The Company has reserved 100,000 shares of common stock for issuance under the ESPP. At December 31, 1998 employees have purchased 40,067 shares through the ESPP and 59,933 shares are available for future purchases.

  Shares Reserved for Future Issuance

     As of December 31, 1998, the Company has reserved shares of common stock for future issuance as follows:

Stock options.............................................  6,716,998
Warrants..................................................  2,076,073
Employee stock purchase plan..............................     59,933
                                                            ---------
                                                            8,853,004
                                                            =========

 8. RESTRUCTURE CHARGE

     In the second quarter 1998, the Company recorded a restructuring charge of $812,166 as a result of the Company deciding to focus its efforts on its messaging platform, initiate efforts to cease operations of its Internet payment system and better align its cost structure with expected revenue projections. The restructuring activities (shown below in tabular format) primarily relate to: 1) the elimination of job responsibilities company wide, resulting in costs incurred to sever a total of 21 employees from all areas of the Company, including Marketing, Sales, Research, Development, Engineering and Administrative areas; 2) the cancellation of consumer and merchant memberships paid to the Company for the right to use the Internet payment system; 3) the cancellation of certain contracts relating to the operations of the payment system resulting in one-time termination fees; and 4) the downsizing of the Company's corporate office space which included relocating the Company to new, less expensive office space.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

     Details of the restructuring charge are as follows:

                        DESCRIPTION                           RESTRUCTURE CHARGE
                        -----------                           ------------------
Severance packages from the elimination of job
  responsibilities..........................................       $545,400
Potential refunds due to cancellations of memberships paid
  for Internet payment system (offset by deferred revenue of
  $128,234).................................................        108,971
Termination fees from the cancellation of certain contracts
  related to the Internet payment system....................         62,795
Expenses related to relocating the Company's corporate
  offices...................................................         95,000
                                                                   --------
          Total.............................................       $812,166
                                                                   ========

     At December 31, 1998, the Company has not paid all expenses related to the shut down of the internet payment system. Included in other accrued liabilities at December 31, 1998, is $198,410 related to such expenses. The Company expects that these expenses will be paid before mid-1999 as the Company relocates to Boulder, Colorado and closes down its San Diego facilities and operations.

 9. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. Valuation allowances of $7,620,000 and $11,750,000 have been recognized for 1998 and 1997, respectively, to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1998           1997
                                                             -----------   ------------
Deferred tax liabilities:
  Acquired Intangibles.....................................  $  (370,000)  $         --
                                                             -----------   ------------
          Total deferred tax liabilities...................  $  (370,000)            --
Deferred tax assets:
  Net operating losses carryforwards.......................    6,590,000     10,280,000
  R & D credit.............................................      810,000        790,000
  Other net................................................      590,000        680,000
                                                             -----------   ------------
          Total deferred tax assets........................    7,990,000     11,750,000
Valuation allowance for deferred tax assets................   (7,620,000)   (11,750,000)
                                                             -----------   ------------
Net deferred tax assets....................................  $        --   $         --
                                                             ===========   ============

     At December 31, 1998 approximately $171,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to paid in capital.

     At December 31, 1998, the Company has federal and California tax net operating loss carryforwards of approximately $18,400,000 and $2,500,000. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $610,000 and $308,000, respectively, which will begin expiring in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards will be limited because of a cumulative change in ownership of more than 50% which occurred during 1998. Such tax net operating losses and credit carryforwards have been reduced, including the related deferred tax assets.

                               MESSAGEMEDIA, INC.

                               DECEMBER 31, 1998

10. 401(K) PROFIT SHARING PLAN

     The Company maintains a 401 (k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements set by the Company. The Board of Directors, may at its sole discretion, approve Company contributions. To date, there have been no Company contributions under the plan.

11. LEGAL PROCEEDINGS

     On October 19, 1998, Exactis.com, Inc., a Delaware Corporation, filed a complaint against EPub, which is now a subsidiary of MessageMedia, in the U.S District Court for the District of Colorado. The complaint alleges infringement of a patent held by Exactis.com, Inc. The complaint seeks injunctive relief and unspecified damages. The case is currently in a discovery phase and the Company believes it has a meritorious defense. Although the outcome of this case cannot be predicted, the Company believes that it will not have a material adverse effect on the financial condition of the Company.

12. SUBSEQUENT EVENTS

     On January 6, 1999, management and the Board of Directors decided to relocate the Company's corporate offices from San Diego, California to Boulder, Colorado. The Company is currently in the process of relocating.

     On March 26, 1999, the Company issued 2,352,942 shares of its common stock in a private placement for net proceeds to the Company of approximately $10 million.

                                                                     SCHEDULE II

                               MESSAGEMEDIA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

RESERVE FOR PAYMENT SYSTEM SHUTDOWN

                                                                ADDITIONS
                                      BALANCE AT    ---------------------------------                BALANCE AT
                                     BEGINNING OF   CHARGED TO COSTS     CHARGED TO                    END OF
            DESCRIPTION                 PERIOD        AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS     PERIOD
            -----------              ------------   ----------------   --------------   ----------   ----------
Year ended December 31, 1998.......       --            $812,166            $--          $613,756     $198,410