Form 10-Q
period 1999-03-31
MESSAGEMEDIA INC
filed 1999-05-13
CIK 1017829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                               MESSAGEMEDIA, INC.
             (Exact Name of Registrant as specified in its charter)


            Delaware                                     33-0612860
            --------                                     ----------
  (State or jurisdiction of              (I.R.S. Employer Identification Number)
incorporation or organization)

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

Common Stock, $0.001 Par Value - 43,034,597 shares as of March 31, 1999.

                               MESSAGEMEDIA, INC.
                                      INDEX


                                                                                          Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                December 31, 1998                                                          3

        Consolidated Statements of Operations (unaudited) for the three months
                ended March 31, 1999 and 1998                                              4

        Consolidated Statements of Cash Flows (unaudited) for the three months
         ended March 31, 1999 and 1998                                                     5

        Notes to the Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                              7

        Factors Affecting Operating Results & Market Price of Stock                       12


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                                 21

Item 2. Changes in Securities                                                             21

Item 3. Defaults upon Senior Securities                                                   21

Item 4. Submission of Matters to a Vote of Security Holders                               21

Item 5. Other Information                                                                 21

Item 6. Exhibits and Reports on Form 8-K                                                  21


SIGNATURES                                                                                23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,              December 31,
                                                                                               1999                     1998
                                                                                           ------------             ------------
ASSETS                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                                $ 11,634,797             $  4,659,375
  Accounts receivable, net                                                                      850,390                  680,927
  Prepaid expenses and other                                                                    332,463                  429,963
                                                                                           ------------             ------------
Total current assets                                                                         12,817,650                5,770,265

Furniture, equipment and software, net                                                        1,273,744                1,475,720
Patent and other costs, net                                                                      30,671                   50,835
Intangibles assets, net                                                                      20,778,014               23,894,715
Deposits and other                                                                               14,373                   29,446
                                                                                           ------------             ------------
Total assets                                                                               $ 34,914,452             $ 31,220,981
                                                                                           ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $    825,629             $  1,383,197
  Accrued compensation and related liabilities                                                  162,000                  148,419
  Accrued interest                                                                                   --                   15,226
  Deferred revenue                                                                              157,548                   36,000
  Amount due to stockholders, current portion                                                   385,000                  395,000
  Note payable and capital lease obligations, current portion                                    31,091                  108,990
  Merger integration and relocation payable                                                     838,519                       --
  Other accrued liabilities                                                                     437,807                  583,770
                                                                                           ------------             ------------
Total current liabilities                                                                     2,837,594                2,670,602

Note payable and capital lease obligations                                                       25,050                   53,786
Deferred rent                                                                                    13,083                   13,083
                                                                                           ------------             ------------
Total long term liabilities                                                                      38,133                   66,869

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at March 31, 1999 and December 31, 1998                                                --                       --

Common stock, $0.001 par value; 100,000,000 shares authorized, 43,034,597 and
    40,121,048 shares issued and outstanding at March 31, 1999 and December 31,
    1998, respectively                                                                           43,034                   40,121
  Additional paid-in-capital                                                                 81,951,151               71,398,314
  Warrants                                                                                    1,430,828                1,430,828
  Deferred compensation                                                                        (654,672)                (657,720)
  Accumulated deficit                                                                       (50,731,616)             (43,728,033)
                                                                                           ------------             ------------
Total stockholders' equity                                                                   32,038,725               28,483,510
                                                                                           ------------             ------------
Total liabilities and stockholders' equity                                                 $ 34,914,452             $ 31,220,981
                                                                                           ============             ============



See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                          -------------------------------------
                                                              1999                     1998
                                                          ------------             ------------
Revenues                                                  $    753,527             $    280,669

Cost of revenues                                               108,047                   18,600
                                                          ------------             ------------
Gross profit                                                   645,480                  262,069

Operating expenses:
     Marketing and sales                                       941,942                  792,534
     Research, development and engineering                     936,818                1,644,056
     General and administrative                              1,346,938                1,021,064
     Merger integration and restructure charge               1,025,000                       --
                                                          ------------             ------------
Total operating expenses                                     4,250,698                3,457,654

Depreciation and amortization                                3,413,484                  399,263
                                                          ------------             ------------

Loss from operations                                        (7,018,702)              (3,594,848)

Interest income                                                 32,185                   44,897
Interest expense                                               (17,066)                 (27,185)
                                                          ------------             ------------
Net loss                                                    (7,003,583)              (3,577,136)
Preferred stock dividend                                            --                  (87,502)
                                                          ------------             ------------
Net loss applicable to common shares                      $ (7,003,583)            $ (3,664,638)
                                                          ============             ============

Net loss per share, basic and diluted                     $      (0.17)            $      (0.38)
                                                          ============             ============
Shares used in per share computation,
basic and diluted                                           40,583,425                9,605,870



See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                               -------------------------------------
                                                                   1999                      1998
                                                               ------------             ------------
OPERATING ACTIVITIES
Net loss                                                       $ (7,003,583)            $ (3,577,136)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                   3,413,484                  399,263
  Loss on disposal of assets                                             --                      170
  Common stock issued for services                                   61,388                   24,283
  Compensation expense for stock options                             78,011                       --
  Changes in operating assets and liabilities:
    Accounts receivable                                            (169,463)                 128,469
    Prepaid expenses and other                                       97,500                  108,560
    Deposits and other                                               15,073                  (22,477)
    Accounts payable                                               (557,568)                (349,087)
    Accrued compensation and related liabilities                     13,581                 (166,021)
    Deferred revenue                                                121,548                 (163,100)
    Accrued interest                                                (15,226)                  24,000
    Other accrued liabilities                                       705,560                 (237,944)
                                                               ------------             ------------
Net cash used in operating activities                            (3,239,695)              (3,831,020)

INVESTING ACTIVITIES
Additions to furniture and equipment                                (83,853)                (129,214)
Proceeds from sale of fixed assets                                    1,810                    2,000
                                                               ------------             ------------
Net cash used in investing activities                               (82,043)                (127,214)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                      10,419,394                    7,349
Proceeds from the issuance of warrants                                   --                    8,523
Repayment of amount due to stockholder                              (10,000)                 (97,500)
Repayment of loan from bank                                         (97,108)                      --
Repayment of capital lease obligations                              (15,126)                      --
                                                               ------------             ------------
Net cash provided by/(used in) financing activities              10,297,160                  (81,628)
                                                               ------------             ------------
Net increase/(decrease) in cash and cash
  equivalents                                                     6,975,422               (4,039,862)

Cash and cash equivalents at the beginning
  of period                                                       4,659,375                6,331,059
                                                               ------------             ------------
Cash and cash equivalents at the end
  of period                                                    $ 11,634,797             $  2,291,197
                                                               ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                             $     17,066             $     27,185



See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared by MessageMedia, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999 and the results of operations and the changes in cash flows for the three month periods ended March 31, 1999 and 1998 have been included. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1999.

2.  PRIVATE PLACEMENT

On March 26, 1999, the Company issued 2,352,942 shares of its common stock in a private placement for net proceeds to the Company of approximately $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12.

MessageMedia provides a seamless outsource solution for relationship-based, transactive communications using Internet e-mail. Termed "e-messaging", this personalized sales, marketing and service channel creates new revenue and servicing opportunities while cutting the cost of interacting with a large number of customers. The Company's comprehensive suite of e-messaging services allows clients to easily control each step in the messaging process and provides a flexible range of messaging options to suit every communications need. E-messages can be personalized and carefully targeted to segments of selected recipients based on multiple criteria. The result is a richer relationship between a company and its customers. In addition, the enhanced customer loyalty leads to retention and repetition of contact with the customer leading to lower operating costs, improved service levels and higher revenue generation per client.

MessageMedia, Inc. consists of three e-mail related companies, First Virtual Holdings Incorporated ("FVHI"), Email Publishing, Inc. ("EPub") and Distributed Bits LLC ("DBits"), consolidated into a single, combined company that offers a comprehensive suite of outsource e-messaging services and capabilities. The combined company is a member of the family of companies, funded and supported by SOFTBANK Holdings Inc. and its affiliates. The Company's singular focus is on e-messaging and it employs advanced technology, tools and applications to help corporations fully utilize this new channel for building and enhancing customer relationships online.

In December 1998, EPub became a wholly-owned subsidiary of the Company when MessageMedia acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,685 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,315 additional shares of MessageMedia common stock at a weighted average exercise price of $.04 per share. DBits also became a wholly-owned subsidiary of the Company when MessageMedia acquired all equity interests, including options, warrants or other purchase rights in DBits, in exchange for 1,350,000 shares of MessageMedia common stock and warrants to purchase 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share.

MessageMedia has incurred net operating losses in each quarter since inception. As of March 31, 1999, MessageMedia had an accumulated deficit of $50.7 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the new functionality of its messaging platform and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

The Company has historically generated revenues from messaging services, consulting services and the Company's Internet payment system. On August 17, 1998, the Company ceased the operations of the First Virtual Internet Payment System ("FVIPS"). Revenue was earned as detailed in the table below:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                   1999                1998
                                                 --------            --------
Messaging services                               $751,527            $     --
Consulting                                             --              40,000
First Virtual Internet Payment System                  --             240,669
Other                                               2,000                  --
                                                 --------            --------
Total revenues                                   $753,527            $280,669
                                                 ========            ========

For the three months ended March 31, 1999, revenues increased to $753,527 as compared to $280,669 for the three months ended March 31, 1998. The Company began its messaging services, which is now the Company's primary business, in July 1998 and phased out its FVIPS operations, which previously was the Company's primary business, in August 1998. In addition, the Company had no consulting revenue for the three months ended March 31, 1999.

Cost of Revenues

The Company incurred cost of revenues from messaging services and FVIPS, as detailed in the table below:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                   1999                1998
                                                 --------            --------
Messaging services                               $108,047            $     --
First Virtual Internet Payment System                  --              18,600
                                                 --------            --------
Total cost of revenues                           $108,047            $ 18,600
                                                 ========            ========

For the three months ended March 31, 1999, the cost of revenues for messaging services was approximately 14.4 % of related messaging revenues. Since the Company is still in the early stages of offering its messaging products, cost of revenues for messaging services may increase as additional functionality is added to the suite of messaging services.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. In addition, for the three months ended March 31, 1999, the Company incurred a merger integration and restructuring charge in connection with the relocation of its corporate headquarters from San Diego, California to Boulder, Colorado. The Company expects operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with its messaging services continues. The Company also anticipates that expenses necessary for the introduction of new services and promotion of its products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $941,942 for the three months ended March 31, 1999, as compared to $792,534 for the three months ended March 31, 1998. This increase is primarily due to additions in headcount in sales and marketing staff, resulting in an increase in salaries, wages and payroll taxes of approximately $235,000 and an increase in travel related expenses of approximately $55,000 from additional headcount and increased sales efforts, offset by a decrease in advertising and promotional spending to promote sales of the Company's products and services of approximately $140,000.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, decreased to $936,818 for the three months ended March 31, 1999, as compared to $1.6 million for the three months ended March 31, 1998. This decrease is primarily due to the reduction in headcount in the research, development and engineering staff, resulting in a decrease in salaries, wages and payroll taxes of approximately $325,000, a decrease in consulting fees of approximately $190,000 due to the elimination of development consultants associated with the Company's internet payment system, a decrease in communications expenses of approximately $55,000 related to the shut down of the internet payment system , a decrease in travel related expenses of approximately $25,000 from reduced headcount and a general decrease in spending of approximately $70,000 from lower department headcount and reduced overhead associated with the reduction in staff.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to $1.3 million for the three months ended March 31, 1999, as compared to $1.0 million for the three months ended March 31, 1998. This increase is primarily due to in increased legal expenses of approximately $100,000 incurred for patent litigation, an increase in compensation expense of approximately $80,000 related to charges for stock options that were granted or extended, an increase in consulting expenses of approximately $35,000 and a general increase in spending of approximately $85,000 to support the Company's operations in multiple locations due to its recent acquisitions.

Merger integration and restructuring charge. For the three months ended March 31, 1999, the Company recorded a charge of $1,025,000 as a result of the Company's decision to relocate its corporate headquarters from San Diego, California to a new facility in Boulder, Colorado, and in addition, relocate its current Colorado operations to the new facility. This decision was made to create efficiencies in the Company's messaging services operations, reduce overhead by centralizing the Company's offices to one facility and eliminate duplication of efforts from like positions in the separate offices. The merger integration and restructuring activity included the elimination of job responsibilities company wide, resulting in approximately $225,000 of severance pay to 17 employees; relocation payments of approximately $375,000 paid to nine San Diego employees to relocate to Colorado; travel related expenses of approximately $32,000 related to the relocation; cancellation fees of approximately $205,000 from contracts relating to leased assets in the San Diego facility; losses of approximately $50,000 from the sale of assets not being moved to Colorado; cancellation fees of approximately $65,000 from contracts relating to facilities in both San Diego and Colorado; and approximately $75,000 for moving expenses related to moving assets to the new Colorado corporate office.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $11.6 million in cash and cash equivalents. On March 26, 1999, the Company issued 2,352,942 shares of its common stock in a private placement for net proceeds of approximately $10 million. MessageMedia believes that existing cash resources will be sufficient to support MessageMedia's currently anticipated working capital and capital expenditure requirements through the end of 1999. MessageMedia will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of the first quarter 2000. The timing and amount of MessageMedia's capital requirements will depend on a number of factors, including demand for MessageMedia's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that MessageMedia may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of MessageMedia's stockholders will be diluted and such equities may have rights, preferences or privileges senior to those of the holders of MessageMedia's common stock. There can be no assurance that additional financing will be available when needed or that, if available, will include terms favorable to MessageMedia or its stockholders. If adequate funds are not available on acceptable terms, MessageMedia may be unable to develop or enhance its products or services, take advantage of opportunities or respond to competition and the Nasdaq National Market may choose to discontinue the listing of MessageMedia's common stock.

Capital expenditures have been primarily for facilities, furniture and capital equipment to support the expansion of the Company's operations and information systems. Capital expenditures were $83,853 and $129,214 for the three months ended March 31, 1999 and 1998, respectively.

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

     -    Messaging fees;

     -    Consulting fees;

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

Our future financial performance will depend significantly on customer acceptance of our messaging platform and other new and enhanced products and services. It is very difficult to predict what the demand will be for our messaging platform because it is a relatively new type of product. Furthermore, we believe that our prior experience in developing and operating the Internet Payment System does not offer a meaningful basis to assess the future prospects of our messaging platform and related products and services. Accordingly, we cannot assure you that a significant market for our messaging platform or for any of our other technologies or services will develop.

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

OUR ABILITY TO ATTRACT AND RETAIN PERSONNEL

Our success greatly depends on the continued service of our key senior management personnel. None of the persons currently in such positions are bound by an employment agreement. The loss of any member of our senior management team could have a material adverse effect on our future operating results. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, in particular in the roles of Chief Executive Officer and Chief Financial Officer as well as other senior management positions. At the time of this filing, the Company has an aggressive search in process to fill the position of Chief Financial Officer. We face significant competition for individuals with the skills and experience required to perform in such roles. We cannot assure you that we will be able to attract or retain such individuals, or that the departure of such individuals from MessageMedia will not cause a disruption in our operations.

RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

Virtually all of our executive officers, including our Chief Executive Officer, Vice President of Sales and Marketing and Vice President, Corporate Development, have joined our company within the past several months. Our future success will depend in large part upon the ability of our executive officers and other members of our management to operate effectively, both individually and as a group. Due to the fact that many of our executive officers are new to our company and have never worked together, and that we do not yet have a full management team in place, we cannot assure you that our management will be able to function effectively, individually or as a team. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR RELOCATION

We are completing our plan to relocate and consolidate our offices in our Boulder, Colorado. The consolidation includes the relocation of nine of our employees currently residing in San Diego, California and is subject to risks commonly encountered in making such a relocation, including, among others, the difficulty associated with assimilating the personnel and operations from two locations, the potential disruption of our business and the impairment of our reputation and relationships with employees and clients. We cannot assure you that we will overcome these risks and continue to operate our business effectively.

Our relocation to Boulder, Colorado also presents risks with respect to the services we provide to our customers. Currently we maintain technical platforms in each of San Diego and Boulder. The platforms contain software which we use to provide e-mail delivery services for our customers. Before the end of this year, the technical platform in San Diego will be discontinued and the software and services provided under the San Diego platform will be integrated into the Colorado platform, which utilizes software acquired in the EPub acquisition. We will also integrate software obtained in our acquisition of DBits. We cannot assure you that we will be successful in our integration of the software acquired from EPub with the San Diego platform, in our attempt to retrain our employees to manage the integrated platform, in the transition of our customers to the new platform, or in our integration of the DBits software.

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

GOVERNMENT REGULATION

There are currently few laws or regulations that directly apply to our activities on the Internet. The Company believes that it is not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting Unsolicited Commercial E-mail ("spam") or laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

OUR STOCK MAY BE VOLATILE

     The stock market in general, and Internet commerce companies in particular, including our company, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. The trading prices of many Internet commerce companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. Broad market and industry factors may reduce our stock price, regardless of our actual operating performance. In addition, the trading price of our common stock could fluctuate in response to factors such as:

     o quarterly fluctuations in our revenues and financial results both in absolute terms and relative to analyst and investor expectations;

     o   changes in recommendations of securities analysts;

     o   announcements of technological innovations or new services or products;

     o publicity regarding actual or potential results with respect to technologies, services or products under development;

     o disputes or other developments concerning proprietary rights, including copyright, and litigation matters; and

     o   other events or factors, many of which are beyond our control.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES

          During the quarter ended March 31, 1999, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          On March 26, 1999, the Company sold 2,088,513 shares of the Company's common stock to Pequot Private Equity Fund, L.P. and 264,429 shares to Pequot Offshore Private Equity Fund, Inc. (collectively, the "Pequot Funds") pursuant to that certain Purchase Agreement dated March 24, 1999, at a price of $4.25 per share. The sale and issuance of securities in the transaction were deemed to be exempt from registration under the Securities Act by virtue of Section (4)2 and/or Regulation D promulgated thereunder.

          The Pequot Funds represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in the transaction. Similar legends are imposed in connection with any subsequent sales of any securities. All recipients received adequate information about the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibit Index

               Exhibit 10.41 - Dennis J. Cagan Employment Agreement

               Exhibit 10.42 - A. Laurence Jones Employment Agreement

               Exhibit 27.1  - Financial Data Schedule

         (B)  Reports on Form 8-K.

A Form 8-K/A, dated February 19, 1999, reporting information under Item 5 with respect to the Company's previous announcement of the completion of the merger of a subsidiary of the Company with and into Email Publishing, Inc. and the completion of the merger of Distributed Bits LLC with and into a subsidiary of the Company. The following exhibits were filed as part of the Form 8-K/A:


        Exhibit 99.2 - Financial Statements of Email Publishing Inc.

        Exhibit 99.3 - Financial Statements of Distributed Bits L.L.C.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MESSAGEMEDIA, INC.


 Dated: May 12, 1999                        By: /s/  A. Laurence Jones
                                               ---------------------------------
                                               A. Laurence Jones
                                               Chief Executive Officer
                                               (Principal Executive Officer)

 Dated: May 12, 1999                        By: /s/  A. Laurence Jones
                                               ---------------------------------
                                               A. Laurence Jones
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)