Form 10-Q
period 1999-06-30
MESSAGEMEDIA INC
filed 1999-08-04
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                               MESSAGEMEDIA, INC.
             (Exact Name of Registrant as specified in its charter)


              Delaware                                 33-0612860
   ------------------------------         --------------------------------------
     (State or jurisdiction of           (I.R.S. Employer Identification Number)
   incorporation or organization)

                                 6060 SPINE ROAD
                                BOULDER, CO 80301
          (Address, including zip code, of principal executive offices)

                                 (303) 440-7550
              (Registrant's telephone number, including area code)

                          6685 GUNPARK DRIVE EAST #240
                                BOULDER, CO 80301
               (Former name, former address & former fiscal year,
                          if changed since last report)

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 44,277,201 shares as of June 30, 1999.

                               MESSAGEMEDIA, INC.
                                      INDEX

                                                                                               Page
                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                       December 31, 1998                                                         3

               Consolidated Statements of Operations (unaudited) for the three months
                       and six months ended June 30, 1999 and 1998                               4

               Consolidated Statements of Cash Flows (unaudited) for the six months
                ended June 30, 1999 and 1998                                                     5

               Notes to the Consolidated Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                             7

               Factors Affecting Operating Results and Market Price of Stock                    13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                       21

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                                21

Item 2.        Changes in Securities and Use of Proceeds                                        21

Item 3.        Defaults Upon Senior Securities                                                  21

Item 4.        Submission of Matters to a Vote of Security Holders                              21

Item 5.        Other Information                                                                21

Item 6.        Exhibits and Reports on Form 8-K                                                 21


SIGNATURES                                                                                      23

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,        December 31,
                                                                       1999              1998
                                                                   ------------      ------------
ASSETS                                                             (unaudited)         (note 1)
Current assets:
  Cash and cash equivalents                                        $ 10,112,132      $  4,659,375
  Accounts receivable, net                                              947,303           680,927
  Prepaid expenses and other                                            409,046           429,963
                                                                   ------------      ------------

Total current assets                                                 11,468,481         5,770,265

Furniture, equipment and software, net                                1,225,095         1,475,720
Patent and other costs, net                                              26,642            50,835
Intangible assets, net                                               17,661,312        23,894,715
Deposits and other                                                       27,000            29,446
                                                                   ------------      ------------
Total assets                                                       $ 30,408,530      $ 31,220,981
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    642,506      $  1,383,197
  Accrued compensation and related liabilities                          217,553           148,419
  Accrued interest                                                         --              15,226
  Deferred revenue                                                         --              36,000
  Amount due to stockholders, current portion                              --             395,000
  Note payable and capital lease obligations, current portion            17,038           108,990
  Merger integration and relocation accrual                             378,345              --
  Other accrued liabilities                                             791,615           583,770
                                                                   ------------      ------------
Total current liabilities                                             2,047,057         2,670,602

Note payable and capital lease obligations                                6,935            53,786
Deferred rent                                                              --              13,083
                                                                   ------------      ------------
Total long term liabilities                                               6,935            66,869

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at June 30, 1999 and December 31, 1998                       --                --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    44,277,201 and 40,121,048 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                    44,277            40,121
  Additional paid-in-capital                                         84,340,341        71,398,314
  Warrants                                                            1,430,828         1,430,828
  Deferred compensation                                                (577,117)         (657,720)
  Accumulated deficit                                               (56,883,791)      (43,728,033)
                                                                   ------------      ------------
Total stockholders' equity                                           28,354,538        28,483,510
                                                                   ------------      ------------
Total liabilities and stockholders' equity                         $ 30,408,530      $ 31,220,981
                                                                   ============      ============


See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended June 30,          Six Months Ended June 30,
                                    ------------------------------      ------------------------------
                                        1999              1998              1999              1998
                                    ------------      ------------      ------------      ------------

Revenues                            $  1,302,117      $    217,625      $  2,055,644      $    498,294

Cost of revenues                         272,756            16,037           380,803            34,637
                                    ------------      ------------      ------------      ------------
Gross profit                           1,029,361           201,588         1,674,841           463,657

Operating expenses:
  Marketing and sales                  1,370,480           420,965         2,312,422         1,213,499
  Research, development
    and engineering                      852,186         1,252,689         1,789,004         2,896,745
  General and administrative           1,638,385         1,209,657         2,985,323         2,230,721
  Restructuring charge                      --             812,166         1,025,000           812,166
  Depreciation and amortization        3,401,564           440,812         6,815,048           840,075
                                    ------------      ------------      ------------      ------------

Total operating expenses               7,262,615         4,136,289        14,926,797         7,993,206
                                    ------------      ------------      ------------      ------------
Loss from operations                  (6,233,254)       (3,934,701)      (13,251,956)       (7,529,549)
Interest income                          134,893            10,864           167,078            55,761
Interest expense                         (53,810)          (37,073)          (70,876)          (64,258)
                                    ------------      ------------      ------------      ------------
Net loss                              (6,152,171)       (3,960,910)      (13,155,754)       (7,538,046)
Dividend imputed on preferred stock         --             (65,624)             --            (153,126)
                                    ------------      ------------      ------------      ------------
Net loss applicable to
  common shares                     $ (6,152,171)     $ (4,026,534)     $(13,155,754)     $ (7,691,172)

Net loss per share, basic
  and diluted                       $      (0.14)     $      (0.32)     $      (0.31)     $      (0.69)

Shares used in per share
  computation, basic and
  diluted                             43,971,636        12,763,183        42,286,890        11,183,418

See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six Months Ended June 30,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------

OPERATING ACTIVITIES
Net loss                                               $(13,155,754)     $ (7,538,046)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           6,815,048           840,075
  Loss on disposal of assets                                    975            19,146
  Common stock issued for services                           61,388            42,109
  Compensation expense for stock options                    155,565           405,718
  Changes in operating assets and liabilities:
    Accounts receivable                                    (266,376)          143,925
    Prepaid expenses and other                               20,917           172,479
    Deposits and other                                        2,446            53,350
    Accounts payable                                       (740,691)         (282,440)
    Accrued compensation and related liabilities             69,134          (194,228)
    Deferred revenue                                        (36,000)         (224,516)
    Accrued interest                                        (15,226)             --
    Deferred rent                                           (13,083)             --
    Merger integration and relocation accrual               378,345
    Other accrued liabilities                               220,845           170,035
                                                       ------------      ------------
Net cash used in operating activities                    (6,502,467)       (6,392,393)

INVESTING ACTIVITIES
Additions to furniture, equipment and software             (322,610)         (263,427)
Proceeds from sale of fixed assets                            1,810            14,738
                                                       ------------      ------------
Net cash used in investing activities                      (320,800)         (248,689)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net              12,809,827         6,700,489
Proceeds from the issuance of warrants                         --               8,523
Proceeds from SOFTBANK                                         --           1,411,578
Repayment of amount due to SOFTBANK                            --          (1,411,578)
Repayment of amount due to stockholder                     (395,000)          (97,500)
Repayment of loan from bank                                 (97,108)             --
Repayment of capital lease obligations                      (41,695)             --
                                                       ------------      ------------
Net cash provided by financing activities                12,276,024         6,611,512
                                                       ------------      ------------
Net increase (decrease) in cash and cash
  equivalents                                             5,452,757           (29,570)

Cash and cash equivalents at the beginning
  of period                                               4,659,375         6,331,059
                                                       ------------      ------------
Cash and cash equivalents at the end
  of period                                            $ 10,112,132      $  6,301,489
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                     $     70,876      $     64,258



See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in acccordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in MessageMedia's annual report on Form 10-K for the year ended December 31, 1998.

2.  PENDING ACQUISITIONS

On July 27, 1999, MessageMedia signed a definitive agreement to acquire Revnet Systems Inc. ("Revnet"). Revnet is an Alabama-based developer and supplier of advanced e-mail marketing software and services. The transaction, if consummated, will involve the exchange of four million shares of MessageMedia common stock (subject to adjustment for a significant decrease in the fair market value of MessageMedia's common stock) for all equity interests in Revnet. The transaction will be accounted for as a purchase and the number of shares to be issued will be determined by a formula involving the average price of MessageMedia common stock during a period prior to the closing of the transaction. The transaction is contingent upon various factors, including approval of the transaction by Revnet's shareholders.

On July 29, 1999, MessageMedia signed a definitive agreement to acquire Decisive Technology ("Decisive"). Decisive is a California-based provider of e-survey services to some of the world's largest technology and Internet companies. The transaction, if consummated, will involve the exchange of MessageMedia common stock for all equity interests in Decisive. The transaction will be accounted for as a purchase and the number of shares to be issued will be determined by dividing $50 million, the purchase price, by the average price of MessageMedia's common stock during a period prior to the closing of the transaction. The transaction is contingent upon various factors, including the approval of the transaction by Decisive's shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, forward-looking statements including statements regarding the Company's strategy, financial performance and revenue sources, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect the Company's business. The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

MessageMedia (NASDAQ: MESG) provides e-mail-based customer relationship management and direct marketing services. The Company offers a comprehensive suite of outsource messaging services for information delivery, permission-based direct marketing, ongoing customer care and communications, and e-commerce integration, using standard Internet e-mail. MessageMedia's comprehensive suite of e-messaging services allows clients to easily control each step in the messaging process and provides a flexible range of messaging options to suit every communications need. E-messages can be personalized and carefully targeted to segments of selected recipients based on multiple criteria. The result is a richer relationship between a company and its customers. In addition, the enhanced customer loyalty leads to retention and repetition of contact with the customer leading to lower operating costs, improved service levels and higher revenue generation per client.

MessageMedia's experience in Internet e-mail messaging began in 1994 when leading e-mail scientists and marketers joined forces to develop solutions for managing online customer relationships. Today, the Company helps more than 70 clients manage customer relations on the Internet. MessageMedia's client portfolio includes customers from the financial services, publishing, direct marketing, retailing and electronic commerce industries. Clients include:
Yahoo!, Intuit, Bertelsmann, E*TRADE, GeoCities, MapQuest.com, RealAge, Standard & Poor's, CMP Media, and Barclays Bank.

A member of the SOFTBANK family of companies, MessageMedia focuses exclusively on e-messaging, employing the most advanced technology, tools and applications to help corporations fully utilize a revolutionary channel for building and enhancing customer relationships online.

MessageMedia has incurred net operating losses in each quarter since inception. As of June 30, 1999, MessageMedia had an accumulated deficit of $56.9 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the new functionality of its messaging platform and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

The Company has historically generated revenues from messaging services, consulting services and the Company's Internet payment system. On August 17, 1998, the Company ceased the operations of the First Virtual Internet Payment System ("FVIPS"). Revenue was earned as detailed in the table below:

                                           Three Months Ended June 30,     Six Months ended June 30,
                                           --------------------------      --------------------------
                                                 1999            1998            1999            1998
                                           ----------      ----------      ----------      ----------
Messaging services                         $1,302,117      $   25,700      $2,052,761      $   25,700
Consulting                                       --            80,000            --           120,000
First Virtual Internet Payment System            --           111,925            --           352,594
Other                                            --              --             2,883            --
                                           ----------      ----------      ----------      ----------
Total revenues                             $1,302,117      $  217,625      $2,055,644      $  498,294
                                           ==========      ==========      ==========      ==========


For the three months ended June 30, 1999, revenues increased to $1,302,117 as compared to $217,625 for the three months ended June 30, 1998. This increase is primarily attributable to the change in the Company's business strategy from an internet payment system product to e-mail messaging services and increases in both the number of clients the Company has and increased messaging volume. The Company began its messaging services, which is now the Company's primary business, in July 1998 and phased out its FVIPS operations, which previously was the Company's primary business, in August 1998. The messaging services revenue earned for the three months ended June 30, 1998 was earned while the Company completed final testing of its messaging product before its official release on July 1, 1999. In addition, the Company had no consulting revenue for the three months ended June 30, 1999.

For the six months ended June 30, 1999, revenues increased to $2,055,644 as compared to $498,294 for the six months ended June 30, 1998. This increase is primarily attributable to the change in the Company's business strategy and increases in both the number of clients the Company has and increased messaging volume.

Cost of Revenues

The Company incurred cost of revenues from messaging services and FVIPS, as detailed in the table below:

                                           Three Months Ended June 30,      Six Months ended June 30,
                                           --------------------------      --------------------------
                                              1999            1998            1999            1998
                                           ----------      ----------      ----------      ----------
Messaging services                         $  272,756      $     --        $  380,803      $     --
First Virtual Internet Payment System            --            16,037            --            34,637
                                           ----------      ----------      ----------      ----------
Total cost of revenues                     $  272,756      $   16,037      $  380,803      $   34,637
                                           ==========      ==========      ==========      ==========

For the three months ended June 30, 1999, the cost of revenues as a percentage of messaging revenue was 20.9 %. The comparative cost of messaging revenues for 1998 is zero, because the Company was in the final phases of testing its messaging services with several clients. The messaging services product was officially released on July 1, 1999. However, the Company experienced an increase in its cost of revenues as a percentage of messaging revenue of approximately 6.5% compared to the cost of revenues for the three months ended March 31, 1999. This increase is primarily attributable to increased headcount needed to service the Company's growing customer base. As the Company introduces new functionality of its messaging platform and explores opportunities to merge with or acquire complementary businesses and technologies, the Company may experience continued increases in its cost of revenues.

For the six months ended June 30, 1999, the cost of revenues as a percentage of messaging revenue was 18.5 %.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. In addition, during the six months ended June 30, 1999, the Company incurred merger integration and restructuring charges in connection with the relocation of its corporate headquarters from San Diego, California to Boulder, Colorado. During the six months ended June 30, 1998, the Company incurred a restructure charge in connection with ceasing operations of its FVIPS. The Company expects operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with its messaging services continues, as the Company explores opportunities to merge with or acquire complementary businesses or technologies and as the Company adds staff to service its growing customer base. The Company also anticipates that expenses necessary for the introduction of new services and promotion of its products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade shows, travel and other marketing expenses, increased to approximately $1.4 million for the three months ended June 30, 1999, as compared to $420,965 for the three months ended June 30, 1998. This increase is primarily due to additions in headcount in sales, client services and marketing staff, resulting in an increase in salaries, wages, payroll taxes and health insurance of approximately $590,000, an increase in travel related expenses of approximately $110,000 from additional headcount and increased sales efforts, an increase in advertising and promotional spending to promote sales of the Company's products and services of approximately $132,000, an increase in recruiting expenses to hire additional staff of approximately $73,500 and a general increase in spending of approximately $73,500 from increased department headcount.

For the six months ended June 30, 1999, marketing and sales expenses increased to $2.3 million as compared to approximately $1.2 million for the six months ended June 30, 1998. This increase is primarily due to additions in headcount in sales, client services and marketing staff, resulting in an increase in salaries, wages, payroll taxes and health insurance of approximately $828,000, an increase in travel related expenses of approximately $165,000 from additional headcount and increased sales efforts, an increase in recruiting expenses to hire additional staff of approximately $80,000 and a general increase in spending of approximately $27,000 from increased department headcount.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, decreased to $852,186 for the three months ended June 30, 1999, as compared to approximately $1.25 million for the three months ended June 30, 1998. This decrease is primarily due to a reduction in development headcount due to the elimination of the Company's FVIPS, resulting in a decrease in salaries, wages, payroll taxes and health insurance of approximately $122,000 and a decrease in consulting fees of approximately $275,000 due to the elimination of development consultants associated with the Company's FVIPS.

For the six months ended June 30, 1999, research, development and engineering expenses were approximately $1.8 million as compared to approximately $2.9 million for the six months ended June 30, 1998. This decrease resulted primarily from a reduction in development headcount due to the elimination of the Company's FVIPS, resulting in a decrease in salaries, wages, payroll taxes and health insurance of approximately $442,000, a decrease in consulting fees of approximately $465,000 due to the elimination of development consultants associated with the Company's FVIPS, a decrease in communication expenses of approximately $86,000 due to the elimination of communication lines needed for the FVIPS, a decrease in rent of approximately $47,000 due to less office space needed for reduced headcount, and a general decrease in spending of approximately $60,000 from lower department headcount and reduced overhead associated with the reduction in staff.

General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to approximately $1.6 million for the three months ended June 30, 1999, as compared to approximately $1.2 million for the three months ended June 30, 1998. This increase is primarily due to an increase in salaries, wages, payroll taxes and health insurance of approximately $312,000 from increased department headcount, an increase in legal expenses of approximately $213,000 incurred for patent litigation, an increase in travel related expenses of approximately $100,000 from increased sales efforts, offset by a decrease in bad debt expense of approximately $50,000, charges for stock options of approximately $45,000 that were granted or extended when executives were terminated from the Company in 1998 and a decrease in FVIPS related expenses of approximately $130,000 which the Company did not incur because it ceased operations of its internet payment system.

For the six months ended June 30, 1999, general and administrative expenses increased to approximately $3.0 million as compared to approximately $2.2 million for the six months ended June 30, 1998. This increase is primarily due to an increase in salaries, wages, payroll taxes and health insurance of approximately $298,000 from increased department headcount, an increase in legal expenses of approximately $311,000 incurred for patent litigation, an increase in travel related expenses of approximately $130,000 from increased sales efforts and a general increase in spending of approximately $111,000 to support the merger of MessageMedia with Distributed Bits and Email Publishing and the relocation of the Company to Boulder, offset by a decrease in charges for stock options of approximately $50,000 that were granted or extended when executives were terminated from the Company in 1998.

Merger integration and restructuring charge. In the first quarter of 1999, the Company recorded a charge of $1,025,000 as a result of the Company's decision to relocate its corporate headquarters from San Diego, California to a new facility in Boulder, Colorado, and in addition to relocate its current Colorado operations to the new facility. This decision was made to create efficiencies in the Company's messaging services operations, reduce overhead by centralizing the Company's offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, Distributed Bits and Email Publishing included the elimination of job responsibilities company wide, resulting in approximately $225,000 of severance pay to 17 employees, relocation payments of approximately $375,000 paid to nine San Diego employees to relocate to Colorado, travel related expenses of approximately $32,000 related to the employee relocation trips, cancellation fees of approximately $205,000 from contracts relating to leased assets in the San Diego facility, losses of approximately $50,000 from the sale of assets not being moved to Colorado, cancellation fees of approximately $65,000 from contracts relating to facilities in both San Diego and Colorado and approximately $75,000 for moving expenses related to moving assets to the new Colorado corporate office.

In the second quarter of 1998, the Company recorded a charge of $812,166 as a result of its efforts to focus on messaging services and move away from its FVIPS. In doing so, the Company incurred expenses of approximately $545,000 for severance compensation packages related to a reduction in staff and consultants, booked expenses of approximately $170,000 related to the shut down of the FVIPS and incurred expenses of approximately $95,500 related to moving the corporate office to less expensive office space.

Fluctuations in operating results. The Company expects to experience significant fluctuations in its future quarterly operating results. These fluctuations may be due to several factors, many of which are beyond the control of the Company, including, among others:

        o       Market response to our messaging platform;

        o Difficulties in the development or deployment of new messaging products or services;

        o Market acceptance of Internet commerce, products and services in general;

        o       Fluctuating market demand for our products and services;

        o The degree of acceptance of the Internet as an advertising and merchandising medium;

        o The timing and effectiveness of collaborative marketing efforts initiated by our strategic partners;

        o The timing of the introduction of new products and services offered by us;

        o The timing of the release of enhancements to our products and services;

        o       Product introductions and service offerings by our competitors;

        o       The mix of the products and services provided by us;

        o The timing and rate at which we increase our expenses to support projected growth;

        o       The cost of compliance with applicable government regulations;

        o       Competitive conditions in our marketplace; and

        o       General economic conditions.

In addition, the fees charged by the Company for advertising, messaging, and consulting services, are subject to change as the Company introduces its messaging services and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $10.1 million in cash and cash equivalents. The Company believes that existing cash resources will be sufficient to support its currently anticipated working capital and capital expenditure requirements through the end of 1999. The Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources before the end of the first quarter 2000. The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed or that, if available, will include terms favorable to MessageMedia or its stockholders. If adequate funds are not available on acceptable terms, MessageMedia may be unable to develop or enhance its products or services, take advantage of opportunities or respond to competition.

Net cash used in operating activities was approximately $6.5 million and $6.4 million for the six months ended June 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to net losses, increases in accounts receivable and decreases in accounts payable, partially offset by non-cash charges for depreciation, amortization and stock-based compensation, as well as increases in merger integration and relocation accruals and other accrued liabilities.

Net cash used in investing activities was approximately $321,000 and $249,000 for the six months ended June 30, 1999 and 1998, respectively, and consisted of purchases of fixed assets.

Net cash provided by financing activities was approximately $12.3 million and $6.6 million for the six months ended June 30, 1999 and 1998, respectively, and resulted from net proceeds from issuance of the Company's common stock, offset by payments of notes payable and capital lease obligations.

MessageMedia has no material financial commitments other than obligations under operating leases. The Company expects to substantially increase expenditures for applications including, computer equipment and furniture and fixtures associated with new employees and facility expansion; bandwidth and networking equipment and infrastructure; additional sales and marketing employees; equipment and additional employees related to product development; increased promotion and branding efforts; and development and acquisition of new technology.

Capital requirements in any particular period will depend on the timing of these expenditures.

YEAR 2000 COMPLIANCE

Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with "Year 2000" requirements. Since the Company just recently developed the software for its messaging platform and is adding new enhancements and functionality regularly, the Company believes that its messaging platform is Year 2000 compliant. There can be no assurance, however, that coding errors or other defects will not be discovered in the future as more testing is completed or new functionality added. The Company believes that compliance testing will require approximately 100-200 man-hours and intends to complete compliance testing and remediation efforts on or before December 31, 1999. To date, the Company has incurred minimal expenses related to Year 2000 compliance. However, the Company expects to incur $75,000 to $150,000 of expenses in the second half of 1999 related to Year 2000 compliance. The Company currently has no contingency plans in place in the event it does not complete all its testing and remediation efforts.

The Company relies on a number of software and communications systems provided by third parties to operate its messaging platform. Any of these could contain coding that is not Year 2000 compliant. These systems include server software used to operate the network servers, software controlling routers, switches and other components of the data network, disk management software used to control the data disk arrays, firewall, security, monitoring and back-up software used by the Company, as well as desktop PC applications software. In each case, the Company employs widely available software applications from leading third party vendors, and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software suppliers fail to provide Year 2000 compliant versions of the software, operations, including our messaging platform, could be disrupted.

Year 2000 compliance problems could also undermine the general infrastructure necessary to support the Company's operations. For instance, the Company depends on third-party Internet service providers (known as "ISPs") to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs could result in a temporary interruption of the Company's interactive messaging and other services. The Company has attempted to address this risk by obtaining the same service capacity from multiple ISPs. In addition, the Company relies on a third-party data center to house some of the Company's servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third-party data center could result in an interruption of services. Moreover, it is difficult to predict what effects Year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, the demand for the Company's services could decline, resulting in an adverse impact to MessageMedia's business, financial condition and results of operations.

MessageMedia's operations could also be adversely affected if its customers fail to ensure that their software systems are Year 2000 compliant. The messaging platform is designed to interface with customer databases and communications systems to retrieve relevant information from customers' electronic commerce systems or customer databases and to allow customers to independently control certain features of the service, including the content of transmitted messages. The Company cannot assess or control the degree of Year 2000 compliance in its customers' information systems. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using the messaging platform, which could materially affect the Company's operating results. To address the risk of disruptions in customer information systems, the Company designed its messaging platform to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of the interactive messaging services until their internal information technology problems have been alleviated, which would adversely affect the Company's business, financial condition and results of operations. The spending patterns of current or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or update their systems for Year 2000 compliance. Because of these expenditures, the Company's customers may have less money available to pay for services, which could have a material adverse affect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

MessageMedia operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

OUR HISTORY OF OPERATING LOSSES AND ANTICIPATED FUTURE LOSSES

We have incurred net operating losses in each quarter since our inception in March 1994. To date, we have not generated significant revenues and we cannot guarantee that our revenues will increase in the future. In addition, we are currently making and plan to continue to make significant investments in our systems, sales, marketing, research, development and engineering and administrative infrastructure, introduce new functionality to our messaging platform and explore opportunities to merge with or acquire complementary businesses and technologies. As a result of these expenditures, we expect to continue to incur significant operating losses for the foreseeable future. For these and other reasons, we cannot assure you that we will ever operate profitably.

OUR LIMITED OPERATING HISTORY

We began operations in March 1994. To date, we have generated substantially all of our revenues from the following:

        o       Messaging fees;

        o       Consulting fees;

        o       The receipt of registration fees from consumers and merchants;

        o       Transaction processing fees;

        o       Merchandising fees; and

        o       Sales of our VirtualTAGs, an interactive banner.

Since discontinuing the FVIPS in August 1998, we have dedicated all of our resources to developing and implementing our messaging platform and related services and technologies.

Our future financial performance will depend significantly on customer acceptance of our messaging platform and other new and enhanced products and services. It is very difficult to predict what the demand will be for our messaging platform because it is a relatively new type of product. Furthermore, we believe that our prior experience in developing and operating the FVIPS does not offer a meaningful basis to assess the future prospects of our messaging platform and related products and services. Accordingly, we cannot assure you that a significant market for our messaging platform or for any of our other technologies or services will develop.

INTEGRATION OF POTENTIAL ACQUISITIONS

As part of our business strategy, we may focus on acquiring, or making significant investments in, complementary companies, products and technologies. On July 27, 1999, MessageMedia signed a definitive agreement to acquire Revnet Systems Inc and on July 29, 1999, MessageMedia signed a definitive agreement to acquire Decisive Technology. The following risks are common to the integration of two companies, and may be associated with any of the Company's past or future acquisitions:

        o The difficulty of incorporating new operations, technology and personnel into one company;

        o       The potential disruption of our ongoing business;

        o The additional expense associated with amortization of acquired intangible assets;

        o The maintenance of uniform standards, controls, procedures and policies; and

        o       The impairment of relationships with employees and customers.

We cannot assure you that we will successfully overcome these risks or any other problems that we encounter in connection with any past or future acquisitions.

OUR NEED FOR ADDITIONAL CAPITAL

We will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources for the following purposes:

        o       To fund our operations;

        o       To develop new or enhanced services;

        o       To respond to competitive pressures;

        o       To acquire complementary businesses or technologies; and

        o To remain in compliance with requirements of the Nasdaq National Market for continued listing.

We will need to raise additional funds through the public or private sale of our equity or debt securities or from other securities, before the end of the first quarter 2000. We cannot assure you that additional funds will be available when we need them, or that if funds are available, they will be available on terms favorable to MessageMedia or our stockholders. If we are not able to obtain sufficient funds or if adequate funds are not available on terms acceptable to us, we may not be able to develop or enhance our products and services. A lack of sufficient funds could also prevent us from taking advantage of important opportunities or from being able to respond to competitive pressures. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Our need to raise additional funds could also directly and adversely affect your investment in the Company in another way. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, you may experience significant dilution. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock.

OUR ABILITY TO ATTRACT AND RETAIN PERSONNEL

Our success greatly depends on the continued service of our key senior management personnel. None of the persons currently in such positions are bound by an employment agreement. The loss of any member of our senior management team could have a material adverse effect on our future operating results. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, in particular in the roles of Chief Executive Officer and Chief Financial Officer as well as other senior management positions. Brian Makare, the Company's Vice President of Development resigned from his position as an officer of the Company on July 31, 1999. At the time of this filing, the Company has an aggressive search in process to fill the positions of Chief Financial Officer and Vice President of Development. We face significant competition for individuals with the skills and experience required to perform in such roles. We cannot assure you that we will be able to attract or retain such individuals, or that the departure of such individuals from the Company will not cause a disruption in our operations.

RISKS ASSOCIATED WITH NEW MANAGEMENT TEAM

Virtually all of our executive officers, including our Chief Executive Officer, Vice President of Sales and Marketing, Vice President of Corporate Development, Vice President of Client Services, and Vice President of Human Resources, have joined our company within the past several months. Our future success will depend in large part upon the ability of our executive officers and other members of our management to operate effectively, both individually and as a group. Due to the fact that many of our executive officers are new to our company and have never worked together, and that we do not yet have a full management team in place, we cannot assure you that our management will be able to function effectively, individually or as a team. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

ANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS

We expect that our future operating results will fluctuate significantly. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

        o       Market response to our messaging platform;

        o Difficulties in the development or deployment of new messaging products or services;

        o Market acceptance of Internet commerce, products and services in general;

        o       Fluctuating market demand for our products and services;

        o The degree of acceptance of the Internet as an advertising and merchandising medium;

        o The timing and effectiveness of collaborative marketing efforts initiated by our strategic partners;

        o The timing of the introduction of new products and services offered by us;

        o The timing of the release of enhancements to our products and services;

        o       Product introductions and service offerings by our competitors;

        o       The mix of the products and services provided by us;

        o The timing and rate at which we increase our expenses to support projected growth;

        o       The cost of compliance with applicable government regulations;

        o       Competitive conditions in our marketplace; and

        o       General economic conditions.

The fees we charge for messaging and consulting services may change as we assess our marketing strategy and competitive position. We believe period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance. Due to the factors we have listed above and other factors, it is likely that our future operating results will at times not meet the expectations of market analysts or investors. If our operating results fail to meet expectations, the price of our common stock could be materially and adversely affected.

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

COMPETITION

The market for our products and services is intensely competitive. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for interactive messaging services and interactive Internet communications in the near future.

Our principal competitors in the interactive messaging services arena include providers of e-mail based services such as Axciom, Cyber Data Systems, Digital Impact, MarketHome, eGain, Email Channel, Exactis.com, Inc. (formerly Infobeat), Matchlogic, Mustang, Postmaster Direct, PostX, ReplyNet and RevNet. We also compete with BroadVision, Mypoints.com and E-Care Group for one-to-one marketing. While potential customers continue broadening their mix of advertising and marketing efforts to include on-line and Internet initiatives, we will continue competing with traditional advertising, merchandising and direct marketing companies that use more conventional means of delivering information and marketing messages to consumers.

We may experience additional competition from Internet service providers, advertising and direct marketing agencies and other large established businesses that enter the market for interactive messaging services. Companies such as America Online, Microsoft, IBM, Integrion, AT&T, Hewlett-Packard, Harte-Hanks

Data Technology, ADVO, The Interpublic Group of Companies and Foote, Cone and Belding, which possess large, existing customer bases, substantial financial resources and established distribution channels, could develop, market or resell a number of messaging services. Such potential competitors may also choose to enter the market for messaging services by acquiring one of our existing competitors or by forming strategic alliances with such competitors. Either of these occurrences could harm our ability to compete effectively.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If such competitors bundle competing products or services for their customers, the demand for our products and services could substantially decline. As a result of the above factors, we cannot assure you that we will compete effectively with current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

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

OUR RISK OF CAPACITY CONSTRAINTS

If the volume of messages that our systems process significantly increases, the capacity of our software or hardware could be strained. This could lead to slower response time or system failures. We have made and intend to continue to make substantial investments to increase our server capacity by adding new servers and upgrading our software as necessary. We cannot assure you, however, that our products and services will be able to meet anticipated demand as the number of Web and Internet users increases. We also depend, as do our customers, on Web browsers, e-mail clients and Internet and online service providers for access to our services. Some users of our services have experienced difficulties due to system failures unrelated to our system, products or services. If we cannot effectively address these capacity constraints, our business, financial condition and results of operations could be materially and adversely affected.

OUR DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET

The future of the Internet as a center for commerce will depend in significant part on the following factors:

        o Continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet;

        o       The level of usage by individuals;

        o The number and quality of products and services designed for use on the Internet; and

        o       Expansion of the Internet infrastructure.

The degree to which e-mail will become a common method of communication depends in part on the extent that users increasingly prefer e-mail over traditional means of communication. The growth of e-mail also depends on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for our messaging platform, or any substantial commercial use of the Internet, will develop. We cannot assure you that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the newness of this method of communication wears off. It is also uncertain whether the cost of Internet access will decrease. If either the Internet or e-mail communication fails to achieve increased acceptance and does not become accessible to a broad audience at moderate costs, the viability of Internet commerce and the market for our products and services will be jeopardized.

The success of our business also depends on the significant expansion of the Internet infrastructure to provide adequate Internet access and proper management of Internet traffic. Our success also depends on the degree of confidence that the public has in the integrity and security of Internet commerce. If the Internet infrastructure is not adequately expanded or managed, or if our products and services do not achieve sufficient market acceptance, then our business, financial condition and results of operations will be materially and adversely affected.

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

Lack of Sufficient Insurance

Although we carry insurance, which we believe to be sufficient, the coverage it provides may not be adequate to compensate us for all losses that may occur. We are in the process of taking precautions to protect both our company and our customers from events that could interrupt delivery of our products and services or that could result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to our operations from a natural disaster or systems failure. We cannot guarantee that these measures would protect the company from an organized effort to inundate our servers with massive quantities of e-mail or other Internet message traffic which could overload our systems and result in a significant interruption of service. Our business interruption insurance would not fully compensate us for lost revenues, income, additional costs or increased costs that we would experience during the occurrence of any disruption of our computer systems. We cannot guarantee that we will be able to obtain sufficient coverage on reasonable terms or at all in the future.

LIMITED INTELLECTUAL PROPERTY

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying our products and services, or that our agreements with employees, consultants and others who participate in the development of our software will not be breached, that we will have adequate remedies for any breach or our trade secrets will not otherwise become known. Moreover, notwithstanding our efforts to protect our intellectual property, there is no assurance that competitors will not be able to develop functionally equivalent interactive messaging technologies without infringing any of our intellectual property rights. Despite the our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, we believe that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed against us in the future. In particular, on October 19, 1998, Exactis.com, Inc. filed a complaint against our subsidiary Email Publishing in the Federal District Court of Colorado. The complaint alleges infringement of a patent held by Exactis.com. The complaint seeks injunctive relief and unspecified damages. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of our products and services or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In particular, on October 29, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com. The complaint alleges infringement of a patent held by MessageMedia and seeks injunctive relief and unspecified damages. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in our favor. In addition, patent litigation such as the Exactis.com lawsuit often gives rise to counterclaims by the defendants, which could include challenges to the validity of patents held by us. In the event of an adverse ruling in any such litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure by us to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

There are currently few laws or regulations that directly apply to our activities on the Internet. We believe we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting Unsolicited Commercial E-mail ("spam") or laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

        o disputes or other development concerning proprietary rights, including copyright and litigation matters; and

        o       other events or factors, many of which are beyond our control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments. Due to the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure. Therefore, no quantitative disclosures are required.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an Annual Meeting of Stockholders on May 28, 1999. Proxies were solicited for the meeting. The matters described below were voted on at the meeting. Of the 43,796,108 shares of common stock outstanding and eligible to vote at the meeting, 25,109,604 shares of common stock were actually voted and the results of the votes taken at such meeting were as follows:

         1. Of 25,109,604 shares voted, 25,062,254 shares voted to ratify and approve the election of Dennis J. Cagan, R. Terry Duryea, Bradley
               A. Feld, Ronald D. Fisher, A. Laurence Jones, Pamela H. Patsley, Gerald A. Poch, Gary E. Rieschel and Lee H. Stein as directors to serve for the ensuing year and until their successors are elected. There were 47,350 votes against such ratification and no votes abstaining.

         2. Of 25,109,604 shares voted, 24,866,437 shares voted to approve an amendment to the Company's 1995 Stock Plan to increase the aggregate number of shares of common stock authorized under such plan from 6,000,000 to 7,000,000. There were 225,398 votes against such ratification and 17,769 votes abstaining.

         3. Of 25,109,604 shares voted, 25,095,779 shares voted to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. There were 4,600 votes against such ratification and 9,225 votes abstaining.

ITEM 5.  OTHER INFORMATION

         The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Index

             Exhibit 10.43 - Robin Green Employment Agreement

             Exhibit 10.44 -Mary Beth Loesch Employment Agreement

             Exhibit 10.45 -Elizabeth Wallace Employment Agreement

             Exhibit 10.46 -Sue Morse Employment Agreement

             Exhibit 10.47 -Bert Klein Amended Employment Agreement

             Exhibit 27.1  - Financial Data Schedule


        (b)    Reports on Form 8-K.


The Company filed Form 8-K dated April 5, 1999, reporting information under Item 5 with respect to the Company's previous announcement of its agreement to sell $10 million of its common stock to Pequot Private Equity Funds. The following exhibits were filed as part of the Form 8-K:


        Exhibit 99.1 - Press Release dated March 25, 1999.

        Exhibit 99.2 - Registration Rights Agreement dated March 24, 1999, between MessageMedia and each of Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 Date: August 4, 1999                   MESSAGEMEDIA, INC.


                                        By: /s/  A. Laurence Jones
                                            ------------------------------------
                                            A. Laurence Jones
                                            Chief Executive Officer
                                            (Principal Executive Officer)

 Date:  August 4, 1999                  By: /s/  A. Laurence Jones
                                            ------------------------------------
                                            A. Laurence Jones
                                            Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)