Form 10-Q
period 1999-09-30
MESSAGEMEDIA INC
filed 1999-11-15
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

Common Stock, $0.001 Par Value - 49,954,113 shares as of September 30, 1999.

                               MESSAGEMEDIA, INC.
                                      INDEX

                                                                                                 Page
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                  December 31, 1998                                                                3

                  Consolidated Statements of Operations (unaudited) for the three months
                  and nine months ended September 30, 1999 and 1998                                4

                  Consolidated Statements of Cash Flows (unaudited) for the nine months
                  ended September 30, 1999 and 1998                                                5

                  Notes to the Consolidated Financial Statements                                   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            8

                  Factors Affecting Operating Results and Market Price of Stock                   15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                      26

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                               26

Item 2.           Changes in Securities and Use of Proceeds                                       26

Item 3.           Defaults Upon Senior Securities                                                 27

Item 4.           Submission of Matters to a Vote of Security Holders                             27

Item 5.           Other Information                                                               27

Item 6.           Exhibits and Reports on Form 8-K                                                27


SIGNATURES                                                                                        28

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,     December 31,
                                                                     1999             1998
                                                                 -------------    -------------
ASSETS                                                            (unaudited)       (note 1)
Current assets:
  Cash and cash equivalents                                      $   7,404,843    $   4,659,375
  Accounts receivable, net                                           3,306,370          680,927
  Prepaid expenses and other                                           509,252          429,963
                                                                 -------------    -------------
Total current assets                                                11,220,465        5,770,265

Furniture, equipment and software, net                               2,550,798        1,475,720
Patent and other costs, net                                             23,204           50,835
Intangible assets, net                                              88,133,090       23,894,715
Deposits and other                                                     181,565           29,446
                                                                 -------------    -------------
Total assets                                                     $ 102,109,122    $  31,220,981
                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   2,319,224    $   1,383,197
  Accrued compensation and related liabilities                       1,459,986          148,419
  Accrued interest                                                          --           15,226
  Deferred revenue                                                     537,165           36,000
  Amount due to stockholders, current portion                               --          395,000
  Note payable and capital lease obligations, current portion           27,193          108,990
  Accrued acquisition costs                                          1,187,947               --
  Other accrued liabilities                                            970,389          583,770
                                                                 -------------    -------------
Total current liabilities                                            6,501,904        2,670,602

Note payable and capital lease obligations                              41,552           53,786
Deferred rent                                                               --           13,083
                                                                 -------------    -------------
Total long term liabilities                                             41,552           66,869

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at September 30, 1999 and December 31, 1998                   --               --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    49,954,113 and 40,121,048 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively              49,954           40,121
  Additional paid-in-capital                                       166,207,498       71,398,314
  Warrants                                                           1,430,828        1,430,828
  Deferred compensation                                             (1,489,211)        (657,720)
  Accumulated deficit                                              (70,633,403)     (43,728,033)
                                                                 -------------    -------------
Total stockholders' equity                                          95,565,666       28,483,510
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $ 102,109,122    $  31,220,981
                                                                 =============    =============

See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended              Nine Months Ended
                                          September 30,                  September 30,
                                  ----------------------------    ----------------------------
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Revenues                          $  3,053,523    $    346,632    $  5,109,166    $    844,926

Cost of revenues                     1,686,624          10,193       2,067,427          44,830
                                  ------------    ------------    ------------    ------------
Gross profit                         1,366,899         336,439       3,041,739         800,096

Operating expenses:
  Marketing and sales                3,490,775         209,993       5,803,197       1,423,492
  Research, development
    and engineering                  1,052,884         996,078       2,841,888       3,892,823
  General and administrative         2,008,736         550,833       4,994,059       2,781,554
  Restructuring charge                      --              --       1,025,000         812,166
  Depreciation and amortization      8,672,781         305,282      15,487,829       1,145,357
                                  ------------    ------------    ------------    ------------

Total operating expenses            15,225,176       2,062,186      30,151,973      10,055,392
                                  ------------    ------------    ------------    ------------
Loss from operations               (13,858,277)     (1,725,747)    (27,110,234)     (9,255,296)
Interest income                        117,721          72,603         284,800         128,364
Interest expense                        (9,056)         (3,897)        (79,933)        (68,155)
                                  ------------    ------------    ------------    ------------
Net loss                           (13,749,612)     (1,657,041)    (26,905,367)     (9,195,087)
Dividend imputed on preferred
  stock                                     --              --              --        (153,126)
                                  ------------    ------------    ------------    ------------
Net loss applicable to
  common shares                   $(13,749,612)   $ (1,657,041)   $(26,905,367)   $ (9,348,213)
                                  ============    ============    ============    ============
Net loss per share, basic
  and diluted                     $      (0.29)   $      (0.05)   $      (0.61)   $      (0.52)

Shares used in per share
  computation, basic and
  diluted                           47,355,875      31,744,216      43,995,120      18,125,810

OTHER DATA:
EBITDA                            $ (5,185,496)   $ (1,420,465)   $(11,622,405)   $ (8,109,939)



See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
OPERATING ACTIVITIES
Net loss                                               $(26,905,367)   $ (9,195,087)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          15,487,829       1,145,357
  Loss on disposal of assets                                     --          33,943
  Common stock issued for services                               --          46,745
  Amortization of deferred compensation                     273,462              --
  Compensation expense for stock options                    916,007         446,082
  Changes in operating assets and liabilities:
    Accounts receivable                                  (1,882,865)        122,143
    Note receivable                                              --        (100,000)
    Prepaid expenses and other                              (76,264)        211,987
    Deposits and other                                      (95,015)       (106,842)
    Accounts payable                                        222,502        (768,345)
    Accrued compensation and related liabilities          1,024,275        (224,447)
    Deferred revenue                                        161,565        (537,790)
    Accrued interest                                        (15,226)       (289,903)
    Deferred rent                                           (13,083)             --
    Amount paid to stockholder                                   --         (97,500)
    Other accrued liabilities                              (216,454)       (236,616)
                                                       ------------    ------------
Net cash used in operating activities                   (11,118,634)     (9,550,273)

INVESTING ACTIVITIES
Additions to furniture, equipment and software           (1,156,363)       (297,760)
Proceeds from sale of fixed assets                               --          14,733
Cash and cash equivalents acquired with acquisitions      2,053,541              --
                                                       ------------    ------------
Net cash provided by (used in) investing activities         897,178        (283,027)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net              13,531,486      11,114,423
Proceeds from the exercise of warrants                           --           8,523
Proceeds from SOFTBANK                                           --       1,411,578
Repayment of amount due to SOFTBANK                              --      (1,411,578)
Repayment of amount due to stockholder                     (395,000)             --
Repayment of capital lease obligations                     (169,562)             --
                                                       ------------    ------------
Net cash provided by financing activities                12,966,924      11,122,946

Net increase (decrease) in cash and cash
  equivalents                                             2,745,468       1,289,646

Cash and cash equivalents at the beginning
  of period                                               4,659,375       6,331,059
                                                       ------------    ------------
Cash and cash equivalents at the end
  of period                                            $  7,404,843    $  7,620,705
                                                       ============    ============



See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in acccordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.  EBITDA

EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization. The primary measure of operating performance is net earnings (loss). Although EBITDA is a measure commonly used in our industry, it should not be construed as an alternative to net earnings (loss), determined in accordance with GAAP, as an indicator of operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP.

3. ACQUISITIONS

Revnet Systems Inc.

On August 9, 1999, MessageMedia acquired all of the common stock and all outstanding rights of the common stock of Revnet Systems Inc. (Revnet) in exchange for 3,262,120 shares of MessageMedia common stock and the assumption by Messagemedia of options to acquire up to approximately 681,675 additional shares of MessageMedia common stock, at a weighted average exercise price of $1.36. The purchase price was calculated to be $41,834,901 based on the fair market value of $10.64 per share of MessageMedia common stock. The purchase price also includes estimated acquisition costs of $800,000. The purchase price has been allocated as follows:

         Current assets acquired........................................    $ 2,279,472
         Furniture, equipment and software..............................        175,867
         Other long term assets.........................................            591
         Goodwill and other tangibles...................................     39,404,967
         Liabilities assumed............................................     (1,101,385)
         Deferred compensation..........................................      1,075,389
                                                                            -----------
                                                                            $41,834,901

Decisive Technology, Inc.

On August 16, 1999, MessageMedia acquired all of the common stock and all outstanding rights of the common stock of Decisive Technology Inc. in exchange for 2,054,498 shares of MessageMedia common stock and the assumption of options to acquire up to approximately 466,818 additional shares of MessageMedia common stock at a weighted average exercise price of $2.69. The purchase price was calculated to be $39,635,955 based on the fair market value of $16.03 per share of MessageMedia common stock. The purchase price also includes estimated acquisition costs of $475,000. The purchase price has been allocated as follows:

         Current assets acquired...........................................   $   519,671
         Furniture, equipment and software.................................       607,500
         Other assets......................................................        57,104
         Goodwill and other intangibles....................................    39,428,361
         Liabilities assumed...............................................      (976,681)
                                                                              -----------
                                                                              $39,635,955

The accompanying statements of operations reflect the operating results of Revnet and Decisive since the date of their respective acquisitions. The pro forma unaudited results of operations for the nine months ended September 30, 1999 and 1998, assuming the purchase of Revnet and Decisive had occurred on January 1, of the respective years, are as follows:

                                                                   Nine Months Ended September 30,
                                                                      1999               1998
                                                                  ------------        ------------
         Revenues                                                 $  8,722,651        $  3,908,379
         Net loss attributable to common shares                    (54,369,579)        (44,279,462)
         Net loss per share attributable to common
             shares, basic and diluted                            $      (1.12)       $      (1.89)


4. SUBSEQUENT EVENTS

On October 7, 1999, we entered into a non-binding agreement with @viso, a strategic partnership between Vivendi and SOFTBANK, to create MessageMedia Europe which will be a joint venture between us and @viso.

On October 19, 1998, Exactis.com, Inc. filed a complaint against our subsidiary Epub in the Federal District Court of Colorado. The complaint alleged infringement of a patent held by Exactis.com, Inc. and sought injunctive relief and unspecified damages. On October 29, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleged infringement of a patent held by us and sought injunctive relief and unspecified damages. On October 13, 1999 both parties agreed to a settlement of these actions which have subsequently been dismissed by the courts with prejudice.

On October 21,22, and 25, 1999, in three separate closings, we completed a private placement of 4,095,124 shares of our common stock for $41,975,021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q may contain, forward-looking statements including statements regarding the Company's strategy, financial performance and revenue sources, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 12. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect the Company's business. The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

COMPANY OVERVIEW

MessageMedia is a leading provider of permission-based, comprehensive e-messaging solutions. E-messaging is our term to describe our suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. Our suite of services and products, including Internet-based marketing, customer care, survey and information distribution solutions, enable businesses to use e-messaging as a strategic tool to increase sales, improve customer communication and develop long-term customer loyalty. Our e-messaging solutions, available either on an outsourced-subscription basis or using in-house, packaged software, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service. By leveraging the cost-effective reach, flexibility and widespread acceptance of e-mail, our solutions enable businesses to create, deliver and continually refine targeted, permission-based e-messaging campaigns. Our staff of client service professionals assist our clients in building their businesses through the strategic implementation and use of our suite of service applications.

Through our professional staff of client service representatives, we deliver e-messaging services specifically tailored to each client's business objectives. After an initial sale is made, we appoint an account management team to act as the client's primary point of contact for all relationship and campaign management issues. We provide end-to-end e-messaging mailing and campaign management solutions, including creating a detailed specification of customer needs, developing the web interfaces, customizing the database, implementing project plans, campaign roll-out and post-mailing analysis. Our proprietary technology allows us to track and review current and past e-messaging campaigns, providing valuable information that allows us to tailor and fine-tune our clients e-messaging campaigns to optimize effectiveness. Our services provide clients with the following benefits:

o a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communication and develop long-term customer loyalty;

o permission-based e-messaging to create an immediate two-way dialogue with their customers;

o the tools to track, review and refine e-messaging campaigns by leveraging our expertise and proprietary technology;

o rapidly deployable, cost-effective outsourced solutions which eliminate the need to invest in the technology, hardware and human resources necessary to implement and manage a comprehensive set of e-messaging services; and

o the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging applications.

Our clients cover a broad range of industry segments, including
Internet/e-commerce, publishing, computer hardware/software and financial services. In June 1998, we were recapitalized by SOFTBANK Corp. and affiliates, a leading investor in the Internet sector. We intend to leverage our strategic relationship with SOFTBANK through introductions to companies within the SOFTBANK family of investments and capitalize on the expertise and advice of its partners with respect to building e-businesses.

We have incurred net operating losses in each quarter since inception. As of September 30, 1999, we had an accumulated deficit of $70.6 million. To date, we have not generated significant revenues. There can be no assurance that our future revenues will increase and our ability to generate significant future revenues is subject to substantial uncertainty. In addition, as we introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenue from outsourced e-messaging services and software products and related support services. Our outsourced e-messaging services include information distribution, e-mail marketing, e-customer care, e-commerce messaging and e-survey. Our software products provide e-messaging and e-survey capabilities for clients desiring their own "in-house" solution. Prior to July 1998, we derived our revenue from our First Virtual Internet Payment System ("FVIPS") and related consulting services. In July 1998, we phased out the operations of the FVIPS and launched our e-messaging services.

In December 1998, we acquired Email Publishing Inc. (Epub), a leading provider of outsourced e-mail message delivery services to businesses and organizations. In August 1999, we acquired Revnet and Decisive. Revnet, based in Huntsville, Alabama, was a leading developer and supplier of software solutions providing businesses and organizations with "in house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive, based in Mountain View, California, was a leading provider of online customer intelligence solutions such as e-surveys. Revenue for the periods presented was earned as detailed in the table below:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                         -----------------------        --------------------------
                                            1999         1998              1999             1998
                                         ----------    ---------        ----------       ---------
Revenue from E-Messaging Solutions       $3,053,523    $  56,000        $5,109,166       $  81,700
Revenue from FVIPS                               --      290,632                --         763,226
                                         ----------    ---------        ----------       ---------
Total revenues                           $3,053,523    $ 346,632        $5,109,166       $ 844,926
                                         ==========    =========        ==========       =========

For the three months ended September 30, 1999, revenues increased to $3,053,523 as compared to $346,632 for the three months ended September 30, 1998. This increase is primarily attributable to the change in our business strategy from an internet payment system product to e-messaging services and software products. In July 1998, we began our e-messaging services, which is now our primary business, and phased out our FVIPS operations.

For the nine months ended September 30, 1999, revenues increased to $5,109,166 as compared to $844,926 for the nine months ended September 30, 1998. This increase is primarily attributable to the change in our business strategy, increases in the number of clients using our services, increased e-messaging volume, and an incremental increase in revenue as a result of the Epub, Revnet, and Decisive acquisitions.

Cost of Revenues

The cost of e-messaging solutions revenues consists of salaries, benefits, consulting fees and operational costs related to providing our outsourced e-messaging services and software packaging and distribution costs. The cost of revenues from FVIPS consists of fees paid to third parties for processing transactions, costs of setting up new accounts and communication expenses related to providing services from the FVIPS. We have incurred cost of revenues from e-messaging services and FVIPS, as detailed in the table below:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                         -----------------------        --------------------------
                                            1999         1998              1999             1998
                                         ----------    ---------        ----------       ---------
Cost of E-Messaging Solutions Revenues   $1,686,624    $   6,671        $2,067,427       $   6,671
Cost of revenues from FVIPS                      --        3,522                --          38,159
                                         ----------    ---------        ----------       ---------
Total cost of revenues                   $1,686,624    $  10,193        $2,067,427       $  44,830
                                         ==========    =========        ==========       =========

For the three months ended September 30, 1999, the cost of revenues increased to $1,686,624 as compared to $10,193 for the three months ended September 30, 1998. This increase is primarily attributable to increased headcount needed to service our growing e-messaging customer base and e-messaging volumes and the incremental increase in cost of revenues as a result of acquiring Revnet and Decisive.

For the nine months ended September 30, 1999, the cost of revenues increased to $2,067,427 as compared to $44,830 for the nine months ended September 30, 1998. This increase is primarily attributable to increased headcount needed to service our growing e-messaging customer base and e-messaging volumes and the incremental increase in cost of revenues as a result of acquiring Revnet and Decisive.

Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Overall operating expenses increased in the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 due to increased headcount and related expenses. Operating expenses in the three months and nine months ended September 30, 1999 include the operating results of Revnet and Decisive as a result of their acquisition on August 9, 1999 and August 16 1999, respectively. Additionally, our acquisition of Epub and Distributed Bits LLC (D-Bits) was completed in December 9, 1998 and December 11, 1998, respectively, and therefore their operating results were included in the three months and nine months ended September 30, 1999 but were not included in the comparable periods in 1998.

During the nine months ended September 30, 1999, we incurred a merger integration and restructuring charge in connection with the relocation of our corporate headquarters from San Diego, California to Boulder, Colorado. During the nine months ended September 30, 1998, we incurred a restructuring charge in connection with ceasing operations of our FVIPS. We expect operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e- messaging services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies and as we add staff to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel and other marketing expenses, increased to approximately $3.5 million for the three months ended September 30, 1999, as compared to $209,993 for the three months ended September 30, 1998. This increase is primarily due to increased headcount in sales, client services and marketing staff, as a result of increased sales efforts related to our new e-messaging services and an incremental increase in headcount from acquisitions. Additionally, advertising and promotional spending increased as a result of promoting our new e-messaging services and products. During the three months ended September 30, 1998, marketing and sales expense was significantly lower due to our decision in July 1998 to phase out the FVIPS services and introduce e-messaging services.

For the nine months ended September 30, 1999, marketing and sales expenses increased to approximately $5.8 million as compared to approximately $1.4 million for the nine months ended September 30, 1998. This increase is primarily due to increased headcount in sales, client services and marketing staff, as a result of increased sales efforts related to our new e-messaging services and an incremental increase in headcount from acquisitions.

Marketing and sales expense for the three months and nine months ended September 30, 1999 includes a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer which included an option vesting acceleration clause that was triggered upon the company obtaining certain sales contracts and/or certain sales levels.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement and maintenance of our products and services, increased to approximately $1.1 million for the three months ended September 30, 1999, as compared to $996,078 for the three months ended September 30, 1998. This increase is due an increase in headcount and a related increase in compensation expense.

For the nine months ended September 30, 1999, research, development and engineering expenses decreased to approximately $2.8 million as compared to approximately $3.9 million for the nine months ended September 30, 1998. This decrease resulted primarily from a reduction in development headcount due to the elimination of our FVIPS and a decrease in consulting fees due to the elimination of development consultants associated with our FVIPS.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to approximately $2.0 million for the three months ended September 30, 1999, as compared to $550,833 for the three months ended September 30, 1998. This increase is primarily due to an increase in headcount and a related increase in compensation expense as a result of the company's growth. Additionally, there was an incremental increase in headcount and related expenses due to the merger and integration of Revnet's and Decisive's respective operations.

For the nine months ended September 30, 1999, general and administrative expenses increased to approximately $5.0 million as compared to approximately $2.8 million for the nine months ended September 30, 1998. This increase is primarily due to an increase in headcount and a related increase in compensation expense as a result of the company's growth and additionally due to acquisitions.

Merger integration and restructuring charges. In the first quarter of 1999, we recorded a charge of $1,025,000 as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in the our messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, D-Bits, and Epub included a company wide staff reduction which resulted in approximately $632,000 of employee severance pay and other related expenses and, approximately $393,000 in moving expenses and costs related to closing the San Diego facility.

In the second quarter of 1998, we recorded a restructuring charge of $812,166 as a result of our decision to focus our efforts on our e-messaging platform, initiate efforts to cease operations of our FVIPS and better align our cost structure with expected revenue projections. The restructuring charge included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses, and approximately $267,000 related to relocating our corporate office and termination fees for cancellation of certain contracts related to FVIPS.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had $7.4 million in cash and cash equivalents. On October 25, 1999, we closed a private placement of 4,095,124 shares of our common stock for approximately $41.975 million. We believe that existing cash resources will be sufficient to support our currently anticipated working capital and capital expenditure requirements through the end of 2000.

Net cash used in operating activities was approximately $11.1 million and $9.6 million for the nine months ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to net losses offset by non-cash charges for depreciation, amortization and stock-based compensation, as well as increases in accounts receivable, accounts payable and other accrued liabilities.

Net cash provided by (used in) investing activities was $897,178 and $(283,027) for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by investing activities for the nine months ended September 30, 1999 resulted from approximately $2.1 million in net cash acquired with the Revnet and Decisive acquisitions offset by approximately $1.2 million in capital expenditures.

Net cash provided by financing activities was approximately $12.9 million and $11.1 million for the nine months ended September 30, 1999 and 1998, respectively, and resulted from net proceeds from issuance of our common stock, offset by payments of notes payable and capital lease obligations.

We have no material financial commitments other than obligations under operating leases.

We expect to substantially increase expenditures for applications including computer equipment and furniture and fixtures associated with new employees and facility expansion, bandwidth and networking equipment and infrastructure, additional sales and marketing employees, equipment and additional employees related to product development, increased promotion and branding efforts, and development and acquisition of new technology.

Capital requirements in any particular period will depend on the timing of these expenditures.

YEAR 2000 COMPLIANCE

Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with "year 2000" requirements. Since we just recently developed the software for our e-messaging platform and are adding new enhancements and functionality regularly, we believe that our e-messaging platform is year 2000 compliant. There can be no assurance, however, that coding errors or other defects will not be discovered in the future as more testing is completed or new functionality added. We have completed a systematic effort to identify year 2000 compliance problems in all of the components of our e-messaging platform. We believe that any remaining testing and remediation will require less than 100 man-hours and intend to complete our remediation efforts on or before November 30, 1999. To date, we have incurred minimal expenses related to year 2000 compliance and we expect to incur less than $50,000 of expenses related to our remaining compliance efforts. We currently are developing contingency plans to take effect in the event we do not complete any necessary remediation efforts and to assist clients and customers in the event we experience unexpected year 2000-related problems.

We rely on a number of software and communications systems provided by third parties to operate our e-messaging platform. Any of these could contain coding which is not year 2000 compliant. These systems include server software used to operate the network servers, software controlling routers, switches and other components of the data network, disk management software used to control the data disk arrays, firewall, security, monitoring and back-up software used by us, as well as desktop PC applications software. In each case, we employ widely available software applications from leading third party vendors, and expect that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software or communication systems suppliers fail to provide year 2000 compliant versions of the software or system components we rely upon, our operations, including our e-messaging platform, could be disrupted. We have contacted and monitor each of our key suppliers to validate their efforts to ensure that their software products and communication systems are year 2000 compliant and will continue to do so throughout the course of this process.

Year 2000 compliance problems also could undermine the general infrastructure necessary to support our operations. For instance, we depend on third-party Internet Service Providers (ISPs) to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs could result in a temporary interruption of our e-messaging and other services. We have attempted to address this risk by obtaining the same service capacity from multiple ISPs. In addition, we rely on two third-party data centers to house some servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third-party data centers could result in an interruption of services. Moreover, it is difficult to predict what effects year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, or if the ISPs on which we rely fail to provide us with uninterrupted service, our reputation could be harmed and the demand for our services could decline, resulting in an adverse impact to our business, financial condition and results of operations.

With respect to any particular customer, our ability to provide services to that customer could be adversely affected if that customer fails to ensure that its software systems are year 2000 compliant. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using our e-messaging platform, which could materially affect our operating results. Our e-messaging platform is designed to interface with customer databases and communications systems to retrieve relevant information from customers' electronic commerce systems or customer databases and to allow customers to independently control certain features of the service, including the content of transmitted messages. We cannot assess or control the degree of year 2000 compliance in our customers' information systems. To address the risk of disruptions in customer information systems, we designed our e-messaging platform to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of our e-messaging services until their internal information technology problems have been alleviated, which would adversely affect our business, financial condition and results of operations. The spending patterns of our current or potential customers may be affected by year 2000 issues as companies expend significant resources to correct or update their systems for year 2000 compliance. Because of these expenditures, our customers may have less money available to pay for services, which could have a material adverse affect on our business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have incurred net losses applicable to common shares of approximately $71.9 million since our inception in March 1994. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest heavily in acquisitions, infrastructure development and marketing. Accordingly, we expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY HAVE CHANGED OUR BUSINESS MODEL.

We were incorporated in March 1994 for the purpose of developing an Internet payment system. In 1998 we changed our business model and acquired two e-messaging companies, Epub and D-Bits. In August 1999, we acquired two additional e-messaging companies, Revnet and Decisive. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet e-messaging market. These risks include our:

o  ability to sustain historical revenue growth rates;
o  need to manage our expanding operations;
o  need to successfully integrate our recent and any future acquisitions;
o  competition;
o  ability to attract, retain and motivate qualified personnel;
o  ability to maintain our current, and develop new, strategic relationships;
o  ability to anticipate and adapt to the changing Internet market; and
o ability to attract and retain a large number of customers from a variety of industries.

We also depend on the growing use of the Internet for marketing, advertising, commerce and communication. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

OUR MARKETS ARE RELATIVELY NEW AND UNPROVEN AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE AND THE EFFECTIVENESS OF OUR E-MESSAGING SERVICES.

Demand and market acceptance for Internet e-messaging solutions is uncertain. Our future success is highly dependent on an increase in the use of the Internet as a marketing, advertising and communications medium. The adoption of Internet e-messaging, particularly by those entities that historically have relied upon traditional media for marketing and advertising, requires the acceptance of a new way of conducting business, exchanging information and marketing products and services. Many of our current or potential e-messaging customers have little or no experience using the Internet for marketing and advertising purposes and they have allocated only a limited portion of their budgets to Internet e-messaging. Moreover, our customers may find Internet e-messaging to be less effective for promoting their products and services relative to traditional marketing and advertising media. If our e-messaging platform fails to meet customers' demands, the use of our e-messaging services may decline over time and our business would suffer.

WE ADOPTED OUR CURRENT BUSINESS MODEL IN THE FOURTH QUARTER OF 1998 AND ITS PROFIT POTENTIAL IS UNCERTAIN.

The profit potential for our business model, which is to generate revenue solely by providing Internet e-messaging solutions to our customers, is unproven. To be successful, both Internet marketing and our future and current service offerings, including information distribution, e-mail marketing, e-customer care, e-commerce messaging and e-surveys, will need to achieve broad market acceptance. Our ability to generate significant revenue will depend, in part, on our ability to contract with a sufficient number of customers. The intense competition among Internet e-messaging companies has led to the creation of a number of pricing alternatives for Internet e-messaging solutions. These alternatives make it difficult for us to project future levels of revenue and applicable gross profit that can be sustained by us or the Internet e-messaging industry in general.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A limited number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Several transactions completed by us over the last several months increased both the number of our securities available for resale to the public and the number of our securities held by our largest stockholders. For instance, in connections with our acquisition of Revnet and Decisive, we issued 5,316,618 shares of our common stock and assumed options to purchase up to approximately 1,148,493 additional shares of our common stock. All of the shares referred to above have been registered for resale on Registration Statements on Form S-3 which have been declared effective by the SEC. Accordingly, all such shares may be resold into the public markets without restrictions. Additionally, we issued 4,095,124 shares of our common stock in a private placement. Affiliates of two of our largest stockholders, Softbank America Inc. and Pequot Capital Management, Inc. acquired 975,611 of the shares sold in the private placement. We have filed a Registration Statement on Form S-3 covering the resale of such securities which have been declared effective by the SEC.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE EPUB, D-BITS, REVNET AND DECISIVE OR FUTURE ACQUISITIONS.

In December 1998, we acquired Epub and D-Bits and in August 1999 we acquired Revnet and Decisive. As a result, companies that had previously operated independently and with distinct business models must now work together. The integration will require significant effort from our personnel and the personnel of the acquired companies who are now our employees. We may not be able to profitably consolidate these businesses.

The following risks are common to the integration of different companies, and may be associated with recent or future acquisitions, including the recent acquisitions of Revnet and Decisive:

    o the difficulty of incorporating new operations, technology and personnel into one company;
    o the potential effects on operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees;
    o the diversion of management attention from other aspects of our business;
    o   the potential disruption of our ongoing business;
    o the potential reduction of the value of our e-messaging solutions or reputation if an acquired company turns out to be a poor performer;
    o the additional expense associated with amortization of acquired intangible assets;
    o   the maintenance of uniform standards, controls, procedures and policies;
    o the potential of disputes with the sellers of one or more acquired entities;

    o   the possible failure to retain key acquired personnel;
    o the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant or not reflected in the final acquisition price; and
    o   the impairment of relationships with employees and customers.

As part of our business strategy, we intend to focus on acquiring, or making significant investments in, additional companies, products and technologies that complement our business. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully with our business. If we make additional acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUE TO FALL.

We are continually developing significant enhancements for our e-messaging services and products. Any delay or difficulty associated with the introduction of these enhancements could significantly harm our business, results of operations and financial condition. We also may not be able to develop the underlying core technologies necessary to create new products or enhancements, or to license those products from third parties.

WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND MAY NOT BE ABLE TO DO SO.

Our success depends on the continued service of our key senior management personnel in particular A. Laurence Jones, our Chief Executive Officer. The loss of any member of our senior management team could have a material adverse effect on our future operating results. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills and experience required to perform in required roles and may not be able to attract or retain such individuals in the future.

OUR MANAGEMENT TEAM HAS ONLY WORKED TOGETHER FOR A SHORT PERIOD OF TIME AND MAY NOT WORK WELL TOGETHER.

Virtually all of our executive officers, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing and Vice President of Corporate Development, have joined our company in 1999. Due to the fact that many of our executive officers are new to our company and never have worked together, our management may not be able to function effectively, individually or as a team.

WE ANTICIPATE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS.

We expect that our future operating results will fluctuate significantly. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

    o  Market response to our e-messaging services;
    o Difficulties in the development or deployment of new e-messaging products or services;
    o The timing and rate at which we increase our expenses to support projected growth;
    o  Fluctuating market demand for our products and services;
    o The degree of acceptance of the Internet as a medium for communicating with customers;
    o  Product introductions and service offerings by our competitors;
    o  The mix of the products and services provided by us; and

    o The cost of compliance with applicable government regulations, including anti-SPAM legislation.

Our revenue for the foreseeable future will remain dependent on e-messaging activity, the fees that we charge for our services and license fees for software products. These future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to upgrade and enhance our e-messaging solutions and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

We believe that marketing and advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter of each year. Seasonal or cyclical patterns may develop in our industry if our market makes the transition from an emerging to a more developed medium. Our revenue may also be affected by seasonal and cyclical patterns in Internet e-messaging spending if they emerge.

We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance. Due to the factors we have listed above and other factors, it is likely that our future operating results will at times not meet the expectations of market analysts or investors. If our operating results fail to meet expectations, the price of our common stock could fall.

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH.

An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging. We continue to increase the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of September 30, 1999, we had 224 employees. In addition, we plan to continue to expand our sales and marketing and service offerings. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance also may depend on the effective integration of acquired businesses. Such integration, even if successful, may require a significant period of time and expense, and may place a significant strain on our resources. We recently relocated a computer processing center from San Diego, California to a facility in Colorado. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations or the relocation of our computer processing center.

WE DEPEND ON THIRD-PARTY PROVIDERS OVER WHOM WE HAVE NO CONTROL TO OPERATE OUR E-MESSAGING PLATFORM.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location companies, in operating our e-messaging platform. These companies may not continue to provide services to us without disruptions in service, at the current cost, or at all. Although we believe that we could obtain these services from other sources if need be, the costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming.

In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Despite precautions taken by us, unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our e-messaging services, causing a loss of revenue and potential loss of customers.

WE RELY ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of our revenues are generated by a limited number of customers. We expect that we will continue to depend on large contracts with a small number of significant customers. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. None of our customers has any obligation to purchase additional products or services from us. Consequently, if we fail to develop relationships with significant new customers, our business and financial condition will suffer.

COMPETITION IN OUR INDUSTRY IS INTENSE.

We believe none of our competitors offer the full range of solutions provided by us. However, the market for our products and services is intensely competitive. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for e-messaging services and interactive Internet communications in the near future.

Our principal competitors in the e-messaging services arena include 24x7, Inc., Axciom, Inc., Cyber Data Systems, Inc., DoubleClick, Inc., eGain Communications Corporation, EmailChannel, Inc., Exactis.com, Inc., Experian, Inc., Kana Communications, Inc., MarketHome, Inc., MatchLogic, Inc., Mustang Software, Inc., NetCreations, Inc., PostX Corporation and ReplyNet, Inc. We also compete with BroadVision, Inc., Digital Impact, E-Care Group and Mypoints.com, Inc. for one-to-one marketing.

We may experience additional competition from ISPs and other large established businesses that enter the market for e-messaging services. Companies such as ADVO Inc., America Online, Inc., AT&T, IBM Corporation, Harte-Hanks, Inc., Hewlett-Packard Company, Integrion Financial Network LLC, The Interpublic Group of Companies, Inc., Microsoft Corporation, Netscape Communications and Foote Cone & Belding, some of whom are current clients of ours, which possess large, existing customer bases, substantial financial resources and established distribution channels could develop, market or resell a number of messaging services.

The Internet, in general, and our e-messaging solutions, in particular, also must compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. Consequently, we compete with advertising and direct marketing agencies. To the extent that e-messaging is perceived to be a limited or ineffective advertising medium, companies may be reluctant to devote a significant portion of their advertising budget to our e-messaging solutions, which could limit the growth of e-messaging and negatively effect our business.

We also expect that competition may increase as a result of industry consolidation. Potential competitors may choose to enter the market for e-messaging services by acquiring one or more of our existing competitors or by forming strategic alliances with such competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our potential e-messaging customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We also may experience competition from internal information systems and development groups of our current and prospective clients that have better access to senior management.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If these competitors bundle competing products or services for their customers, the demand for our products and services could substantially decline. As a result of the above factors, we cannot assure you that we will compete effectively with current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

THE MARKETS FOR OUR PRODUCTS ARE UNDEVELOPED AND RAPIDLY CHANGING, WHICH MAKES AN INVESTMENT IN OUR COMPANY RISKY.

The Internet and Internet e-messaging markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, changing customer demands and increasing numbers of service providers. Our products and services are designed around current technical standards and our revenue depends on continued industry acceptance of these standards. While we intend to provide compatibility with the most popular industry standards, widespread adoption of a proprietary or closed standard could prevent us from doing so. The standards on which our products and services are or will be based may not be accepted by the industry.

New market entrants have introduced or are developing products and services for use on the Internet and the World Wide Web that compete with our products. The products, services or technologies developed by others may render our products and services noncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address new industry standards and our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

The degree to which our e-messaging platform is accepted and used in the marketplace will depend on continued growth in the use of e-mail as a primary means of communications by businesses and consumers. An increase in the use of e-messaging also will depend on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services which have encountered substantial resistance from consumers will also be important. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methods or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns.

WE FACE RISKS OF DEFECTS AND DEVELOPMENT DELAYS IN OUR PRODUCTS AND SERVICES.

Products and services based on sophisticated software and computing systems often encounter development delays. Our underlying software may contain hidden errors and failures when introduced or when usage increases. It is possible that we may experience delays in the development of the software and computing systems underlying our services. Despite testing that our clients and we conduct, we may not locate errors if they occur. Also, we may experience development delays. These occurrences could harm our reputation and revenue growth.

IF CURRENT GROWTH RATES CONTINUE, THE CAPACITY OF OUR SOFTWARE OR HARDWARE COULD BE STRAINED, LEADING TO SLOWER RESPONSE TIMES OR SYSTEM FAILURES.

If the volume of messages that our systems process significantly increases, the capacity of our software or hardware could be strained. This could lead to slower response time or system failures. We have made and intend to continue to make substantial investments to increase our server capacity by adding new servers and upgrading our software as necessary. However, our products and services may not be able to meet the growing demand as the number of World Wide Web and Internet users increases. We also depend, as do our customers, on Web browsers, e-mail clients and Internet and online service providers for access to our services. Some users of our services have experienced difficulties due to system failures unrelated to our system, products or services. If we cannot effectively address these capacity constraints, our business and financial condition could be materially and adversely affected.

THE SUCCESS OF OUR E-MESSAGING PLATFORM DEPENDS ON INCREASED USAGE AND THE STABILITY OF THE INTERNET.

Our success will depend, in large part, upon the maintenance of the Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Internet access and services and improved content. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend a considerable amount of money and time to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Any future outages or delays could impact the Internet sites of customers using our solutions.

We believe that the future of the Internet as a center for commerce will depend in significant part on the following factors:

    o Continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet;
    o  The level of usage by individuals;
    o The number and quality of products and services designed for use on the Internet; and
    o  Expansion of the Internet infrastructure.

The degree to which e-mail will become a common method of communication depends on the extent that users increasingly prefer e-mail over traditional means of communication. The growth of e-mail also depends on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Because usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for our e-messaging platform, or any substantial commercial use of the Internet, will develop. We cannot assure you that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the newness of this method of communication wears off. It also is uncertain whether the cost of Internet access will decrease. If either the Internet or e-mail communication fails to achieve increased acceptance and does not become accessible to a broad audience at moderate costs, the market for our products and services will be jeopardized. The success of our business also depends on a significant expansion of the Internet infrastructure to provide adequate Internet access and proper management of Internet traffic.

ANY SYSTEM FAILURE MAY HARM OUR BUSINESS OR REPUTATION.

The continuing and uninterrupted performance of our computer systems and our customers' computer systems is critical to our ability to provide outsourced services. Sustained or repeated system failures would reduce the attractiveness of our solutions to our customers and could harm our business reputation. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of e-messages delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition would be materially and adversely affected.

Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism, infection by computer viruses, other malicious acts and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our Internet and related telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Most of our back-end systems for disaster recovery presently are redundant and we expect all of our back-end systems to be fully redundant by February 1, 2000. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

WE FACE SECURITY RISKS AND POTENTIAL LIABILITY ASSOCIATED WITH MISAPPROPRIATION OF CONFIDENTIAL INFORMATION.

We currently retain highly confidential customer information in a secure database server. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to our servers could result in the theft of confidential customer information such as e-mail addresses. It also is possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. We use disclaimers and limitation of warranty provisions in our client agreements in an attempt to limit our liability to clients, including liability arising out of systems failure. However, such provisions may not be enforceable or effective in limiting our exposure to damage claims.

OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COMPENSATE US FOR ALL POTENTIAL LOSSES.

Although we carry insurance, which we believe to be adequate, the coverage it provides may not be adequate to compensate us for all losses that may occur. We are in the process of taking precautions to protect both our company and our customers from events that could interrupt delivery of our products and services or that could result in a loss of transaction or customer data. However, these measures will not eliminate a significant risk to our operations from a natural disaster or systems failure. We cannot guarantee that these measures would protect the company from an organized effort to inundate our servers with massive quantities of e-mail or other Internet message traffic which could overload our systems and result in a significant interruption of service. Our business interruption insurance would not fully compensate us for lost revenue, income, additional costs or increased costs that we would experience during the occurrence of any disruption of our computer systems. We cannot guarantee that we will be able to obtain sufficient insurance coverage on reasonable terms or at all in the future.

OUR MEANS OF PROTECTING OUR PROPRIETARY RIGHTS MAY BE INADEQUATE AND OUR COMPETITORS MAY DEVELOP SIMILAR TECHNOLOGY.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technology. Trade secret, copyright and trademark protections may not be adequate to safeguard the proprietary software underlying our products and services. We may not have adequate remedies for any breach and our trade secrets may otherwise become known. Moreover, notwithstanding our efforts to protect our intellectual property, competitors may be able to develop functionally equivalent e-messaging technologies without infringing any of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, we currently license certain software and communication systems from third parties. Our failure to maintain these licenses, or to find replacements for such technology in a timely and cost-effective manner, could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE IN THE PAST, AND MAY IN THE FUTURE, BECOME INVOLVED IN PATENT INFRINGEMENT CLAIMS WHICH RESULT IN A SIGNIFICANT DRAIN ON OUR RESOURCES AND PREVENT OUR MANAGEMENT TEAM FROM FOCUSING ON MORE PROFITABLE TASKS.

As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, we believe that Internet commerce technology providers may become increasingly subject to infringement claims. We have been subject to claims of alleged infringement of intellectual property rights in the past, and may become involved in additional claims in the future. IN addition, we may initiate claims of litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of our products and services or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to us, which could have a material adverse effect on our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in our favor. In addition, patent litigation often gives rise to counterclaims by the defendants, which could include challenges to the validity of patents held by us. In the event of an adverse ruling in any such litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could have a material adverse effect on our business.

IN THE FUTURE, WE MAY BE SUBJECT TO INCREASED GOVERNMENT REGULATION.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting unsolicited commercial e-mail, or spam, or laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE, REGARDLESS OF OUR ACTUAL OPERATING PERFORMANCE.

The stock market in general, and Internet companies in particular, including our company, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to operating performance. The trading prices of many Internet companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. Broad market and industry factors may reduce our stock price, regardless of our actual operating performance. In addition, the trading price of our common stock could fluctuate in response to factors such as:

    o quarterly fluctuations in our revenue and financial results both in absolute terms and relative to analyst and investor expectations;
    o  changes in recommendations of securities analysts;
    o  announcements of technological innovations or new services or products;
    o publicity regarding actual or potential results with respect to technologies, services or products under development;
    o disputes or other developments concerning proprietary rights, including copyright and litigation matters; and
    o  other events or factors, many of which are beyond our control.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR INTERNAL OPERATING SYSTEMS COULD HARM OUR BUSINESS.

Many computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two months, computer systems and/or software used by many companies may need to be upgraded to comply with "year 2000" requirements. Since we just recently developed the software for our e-messaging platform and are adding new enhancements and functionality regularly, we believe that our e-messaging platform is year 2000 compliant. Coding errors or other defects may be discovered in the future as more testing is completed or new functionality added.

We rely on a number of software and communications systems provided by third parties to operate our e-messaging platform. Any of these could contain coding which is not year 2000 compliant. These systems include server software used to operate the network servers, software controlling routers, switches and other components of the data network, disk management software used to control the data disk arrays, firewall, security, monitoring and back-up software used by us, as well as desktop PC applications software. In each case, we employ widely available software applications from leading third party vendors, and expect that such vendors will provide any required upgrades or modifications in a timely fashion. However, if any third party software or communication systems suppliers fail to provide year 2000 compliant versions of the software or system components we rely upon, our operations, including our e-messaging platform, could be disrupted. We have contacted and monitor each of our key suppliers to validate their efforts to ensure that their software products and communication systems are year 2000 compliant and will continue to do so throughout the course of this process.

Year 2000 compliance problems also could undermine the general infrastructure necessary to support our operations. For instance, we depend on third-party ISPs to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs could result in a temporary interruption of our e-messaging and other services. We have attempted to address this risk by obtaining the same service capacity from multiple ISPs. In addition, we rely on two third-party data centers to house some servers and communications systems. Any interruption in the security, access, monitoring or power systems at the third-party data centers could result in an interruption of services. Moreover, it is difficult to predict what effects year 2000 compliance problems will have on the integrity and stability of the Internet. If businesses and consumers are not able to reliably access the Internet, or if the ISPs on which we rely fail to provide us with uninterrupted service, our reputation could be harmed and the demand for our services could decline, resulting in an adverse impact to our business, financial condition and results of operations.

With respect to any particular customer, our ability to provide services to that customer could be adversely affected if that customer fails to ensure that its software systems are year 2000 compliant. Disruptions in the information systems of significant customers could temporarily prevent such customers from accessing or using our e-messaging platform, which could materially affect our operating results. Our e-messaging platform is designed to interface with customer databases and communications systems to retrieve relevant information from customers' electronic commerce systems or customer databases and to allow customers to independently control certain features of the service, including the content of transmitted messages. We cannot assess or control the degree of year 2000 compliance in our customers' information systems. To address the risk of disruptions in customer information systems, we designed our e-messaging platform to include redundant manual control features which can be used by such customers. Nevertheless, certain customers may elect to discontinue use of our e-messaging services until their internal information technology problems have been alleviated, which would adversely affect our business, financial condition and results of operations. The spending patterns of current or potential customers may be affected by year 2000 issues as companies expend significant resources to correct or update their systems for year 2000 compliance. Because of these expenditures, our customers may have less money available to pay for services, which could have a material adverse affect on our business, financial condition and results of operations.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OUR COMMON STOCK.

Provisions in our charter documents may delay, defer or prevent a change in control of our company that a stockholder may consider favorable, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

    o  authorizing the issuance of preferred stock without stockholder approval;
    o providing for a classified board of directors with staggered, three -year terms;
    o  prohibiting cumulative voting in the election of directors;
    o requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;
    o  limiting the persons who may call special meetings of stockholders; and
    o  prohibiting stockholders actions by written consent.

Other provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us.

OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES EXERCISE SIGNIFICANT CONTROL OVER OUR COMPANY.

Our directors and executive officers, and certain of their affiliates, individually and as a group, effectively control us and direct our affairs and business, including any determination with respect to the acquisition or disposition of assets by us, future issuance's of common stock or other securities by us, declaration of dividends on our common stock and the election of directors. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "expect", "future", "intend", "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On October 19, 1998, Exactis.com, Inc. filed a complaint against our subsidiary Epub in the Federal District Court of Colorado. The complaint alleged infringement of a patent held by Exactis.com, Inc. and sought injunctive relief and unspecified damages. On October 29, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleged infringement of a patent held by us and sought injunctive relief and unspecified damages. On October 13, 1999 both parties agreed to a settlement of these actions which have subsequently been dismissed by the courts with prejudice. Reference is made to our Quarterly Report on form 10Q for the quarterly period ended March 31, 1999.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 9, 1999, we acquired all of the common stock of Revnet Systems Inc, in exchange for 3,262,120 shares of our common stock and the assumption by us of options to purchase up to approximately 681,675 additional shares of our common stock. The purchase price was calculated to be approximately $41.8 million. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. Each purchases was accredited or a sophisticated investor with access to all relevant information necessary to make an informed investment decision. We have filed a Registration Statement on Form S-3 covering the resale of such securities which has been declared effective by the SEC.

On August 16, 1999, we acquired all of the common stock of Decisive Technology Inc. in exchange for 2,054,498 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 466,818 additional shares of our common stock. The purchase price was calculated to be approximately $39.6 million. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. Each purchaser was accredited or a sophisticated investor with access to all relevant information necessary to make an informed investment decision. We have filed a Registration Statement on Form S-3 covering the resale of such securities which has been declared effective by the SEC.

On October 21, 22, and 25, 1999, in three separate closings we sold 4,095,124 shares of our common stock to 17 accredited investors for an aggregate purchase price of $41,975,021. BancBoston Robertson Stephens, Inc. acted as placement agent for which it received a commission of $1,598,750. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. We have filed a Registration Statement on Form S-3 covering the resale of such securities which has been declared effective by the SEC.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.     OTHER INFORMATION

            The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibit Index

                  Exhibit 2.1 - Agreement and Plan of Merger and Reorganization dated July 22, 1999 among the Registrant, Revnet Systems Inc. and MM1 Acquisition Corporation.*

                  Exhibit 2.2 - Agreement and Plan of Merger and Reorganization dated July 27, 1999 among the Registrant, Decisive Technology Corporation and MM2 Acquisition Corporation.*

                  Exhibit 10.48 -Stuart Obermann Employment Agreement

                  Exhibit 10.49 -Randy Bachmeyer Employment Agreement

                  Exhibit 10.50 - Kelley Wood Employment Agreement

                  * Filed as an exhibit to Registrants Current Report on
                    Form 8-K, filed on August 24, 1999 and incorporated therein by reference Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 1999, dated August 20, 1999, as amended September 23, 1999 and October 1, 1999, reporting information under Item 2 with respect to our acquisition of both Revnet Systems, Inc. and Decisive Technology Corporation and information under Item 5 with respect to a discussion of our business, selected historical consolidated financial data for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998, and for the six months ended June 30, 1998 and 1999, management's discussion and analysis of financial condition and results of operations and pro forma combined results of operations. The following financial statements were filed as part thereof:

        (A)       FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED.

           1. Revnet Systems, Inc. Financial Statements filed as Exhibit 99.3.

           2. Decisive Technology Corporation Financial Statements filed as
              Exhibit 99.4.

        (B)      PRO FORMA FINANCIAL INFORMATION.

           Unaudited Pro Forma Combined Financial Information of the Company, Revnet Systems, Inc. and Decisive Technology Corporation filed as
           Exhibit 99.5.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MESSAGEMEDIA, INC.


  Date:  November 12, 1999                    By: /s/  Martin T. Johnson
                                                 ------------------------------
                                                 Martin T. Johnson
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

   2.1          - Agreement and Plan of Merger and Reorganization
                  dated July 22, 1999 among the Registrant, Revnet Systems Inc. and MM1 Acquisition Corporation.*

   2.2          - Agreement and Plan of Merger and Reorganization
                  dated July 27, 1999 among the Registrant, Decisive Technology Corporation and MM2 Acquisition Corporation.*

  10.48         - Stuart Obermann Employment Agreement

  10.49         - Randy Bachmeyer Employment Agreement

  10.50         - Kelley Wood Employment Agreement

  27.1          - Financial Data Schedule

* Filed as an exhibit to Registrants Current Report on Form 8-K, filed on August 24, 1999 and incorporated therein by reference Exhibit 27.1 - Financial Data Schedule