Form 10-K
period 1999-12-31
MESSAGEMEDIA INC
filed 2000-03-29
CIK 1017829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                6060 SPINE ROAD
                            BOULDER, COLORADO 80301
         (Address, including zip code, of principal executive offices)

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K: [ ]

    As of March 10, 2000, there were outstanding 55,619,114 shares of the Registrant's common stock, $.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $396,018,784 when the closing price of such stock, as reported on the Nasdaq National Market, was $14.* Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on April 27, 2000.
---------------

* Excludes 27,332,058 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 10, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements when you see words such as "expect", "anticipate", "estimate", and other similar expressions. Actual results could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 11. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

     MessageMedia, Inc. ("MessageMedia" or the "Company") is a leading provider of permission-based, comprehensive e-messaging solutions. E-messaging is the term used to describe our suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. The Company's suite of services and products, including Internet-based marketing ("e-marketing"), customer care, e-commerce messaging, survey ("e-survey") and information distribution solutions, enable businesses to use e-messaging as a strategic tool to increase sales, improve customer communication and develop long-term customer loyalty and customer dialog. The Company's e-messaging solutions, available on an outsourced, subscription basis or as packaged software licensed on a hosted or client in-house basis, allow businesses to establish and enhance two-way customer dialog across the extended enterprise, from marketing to sales to customer service. By leveraging the cost-effective reach, flexibility and widespread acceptance of e-mail, the Company's solutions enable businesses to create, deliver and continually refine targeted, permission-based e-messaging campaigns.

     Through its professional staff of client service representatives, the Company delivers its outsourced e-messaging services specifically tailored to each client's business objectives. After an initial sale is made, the Company appoints an account management team to act as the client's primary point of contact for all relationship and campaign management issues. The Company's end-to-end e-messaging mailing and campaign management solutions include creating a detailed specification of customer needs, developing the web interfaces, customizing the database, implementing project plans, the campaign roll-out and post-mailing analysis. The Company's proprietary technology allows us to track and review current and past e-messaging campaigns, providing valuable information that allows us to tailor and fine-tune our clients e-messaging campaigns to optimize effectiveness. The Company's outsourced services provide clients with the following benefits:

     - a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communication and develop long-term customer loyalty;

     - permission-based e-messaging to create an immediate two-way dialogue with customers;

     - tools to track, review and refine e-messaging campaigns by leveraging MessageMedia's expertise and proprietary technology;

     - rapidly deployable, cost-effective outsourced solutions which eliminate the need to invest in the technology, hardware and human resources necessary to implement and manage a comprehensive set of e-messaging services; and

     - the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging applications.

     Our clients cover a broad range of industry segments, including Internet Service Providers ("ISPs") and portals, retail/e-commerce, publishing, hardware/software/technology, travel/hospitality and financial services.

     In June 1998, we were recapitalized by SOFTBANK Corp. and affiliates, a leading investor in the Internet sector. We intend to leverage our strategic relationship with SOFTBANK ("SOFTBANK") through introductions to companies within the SOFTBANK family of investments and capitalize on the expertise and advice of its partners with respect to building e-businesses.

     MessageMedia, Inc. was formed with the acquisition of Email Publishing Inc. ("EPub") and Distributed bits, L.L.C. ("DBits") by First Virtual Holdings Inc. ("FVHI"). These firms were merged and consolidated in December 1998 into a single, combined company that was renamed MessageMedia, Inc. In August 1999, the Company acquired Revnet Systems Inc. ("Revnet") and Decisive Technologies Inc. ("Decisive"). The Company is a member of the family of companies funded and supported by SOFTBANK Holdings Inc. and its affiliates. The Company's singular focus is on e-messaging and it employs advanced technology, tools and applications to help corporations fully utilize this new channel for building and enhancing customer relationships online.

INDUSTRY BACKGROUND

  Changing Business Environment and Need to Foster Customer Relationships

     The dramatic growth of the Internet and the proliferation of e-mail has changed the way businesses and customers interact. Prior to the advent of e-mail, businesses relied primarily on in-person interaction and physical proximity to the customer as well as techniques such as direct mail and telemarketing to foster customer relationships. Such methods, however, vary in their degree of effectiveness and are often characterized by high costs and slow response times. In the online environment, competitors are only a mouse click away, increasing the need to quickly and cost-effectively build and strengthen customer relationships.

     As a result, online businesses are increasingly in need of strategic applications that enable them to expand their customer base, foster customer loyalty and provide personalized, one-to-one communication. Providing a high quality service online is challenging due to the rapidly evolving nature of the Internet, shifts in customer demand and customers' sensitivity to uninvited business solicitation. To date, many attempts to leverage the Internet and e-mail as a business-to-customer communication medium have faltered because of the widespread use of blanketed, uninvited email, or SPAM, which many customers view as invasive. In the Internet world, unsatisfied customers not only can effortlessly turn to a competitor, but also can easily turn the Internet into their personal soapbox to criticize the company.

  Permission-based E-mail can be a Highly Strategic Tool for Online Business

     In contrast, permission-based, or "opt-in", e-mail is a highly reliable, cost-effective and timely way for businesses to create a personal, two-way dialogue with their customers. Forrester Research predicts that outsourced e-mail messages will grow from three billion in 1998 to 250 billion in 2002. While most e-mails sent today are simple in nature, the complexity and functionality of e-mail is changing dramatically. For example, e-mail can be used for a variety of highly strategic functions such as marketing, customer service and transaction confirmations. E-mail functions can also be quickly customized or adapted to allow businesses to target and shape their communications to meet the rapidly changing needs of their customers. As businesses and consumers grow more comfortable with conducting commerce over the Internet, e-mail volume associated with business communication and e-commerce is expected to grow even more quickly. The Gartner Group estimates that by 2001 businesses will receive 25% of all customer contacts and inquiries via e-mail and web-based forms. Furthermore, Forrester Research predicts that by 2001 the typical online consumer will participate in eight to ten commerce-related exchanges via e-mail per week. As e-mail grows in popularity, businesses will face the pressing challenge of using e-mail as a strategic tool for building customer relationships and responding to large volumes of inbound e-mail communications.

  Emergence of E-messaging

     E-messaging is the term used to describe the Company's suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. We believe customers are far more receptive to business' communications using the Company's "opt-in" driven approach, forming the foundation for longer lasting and valuable customer relationships. E-messaging has numerous strategic applications. For example, it may be used as a strategic marketing tool whereby highly personalized and targeted messages can be sent to customers informing them of a special promotion or sale. The functionality of e-messaging also extends easily to a variety of other functions across the business enterprise including: gathering key customer feedback in e-mail based surveys; serving as a platform to provide customer service and technical support; distribution of newsletters; and sending notification and confirmation of e-commerce transaction-based activities. Moreover, businesses utilizing e-messaging are able to capture data generated in these electronic communications. This data can provide a wealth of information to better understand client needs and preferences for future interactions.

  Complexity of E-messaging Supports the Trend toward Comprehensive Outsourced Services

     To create strong and effective e-messaging programs, businesses will need a broad range of technology and strategic expertise to adapt and implement effective solutions in today's rapidly changing business and regulatory environment. We believe this will lead to an increase in the outsourcing of e-messaging applications. Forrester Research predicts that outsourced e-mail messages will grow from three billion in 1998 to 250 billion in 2002. In order to effectively leverage e-messaging as a key competitive tool, businesses not only must be able to gather information about customer preferences and needs, but employ systems that are robust enough to seamlessly and quickly respond to such data. The implementation of effective e-messaging systems requires substantial hardware, software, technical and administrative resources. As e-mail grows in volume and sophistication, the resources and expertise required to cost-effectively implement, enhance and scale e-messaging applications increases exponentially. Moreover, on a strategic front, the proliferation of blanketed and uninvited e-mail has spurred a wave of legislative and industry-group action to regulate the use of commercial, non-permissive e-mail, which complicates the use of e-mail for commercial purposes. Because of the complexities of these strategic and technical problems and the need to deploy a solution quickly and cost-effectively, businesses increasingly are looking to outsource their e-messaging services to "one-stop" outsourced providers.

SERVICES AND SOFTWARE PRODUCTS

     MessageMedia offers a comprehensive suite of e-messaging solutions to businesses. Our service offerings are built on a scalable, web based architecture which is designed to meet the growth in Internet based communications. Our software products are also built on standards based technologies that are designed to integrate with existing customer applications.

  Outsourced Services

     We deliver e-messaging solutions on an outsourced service basis. All applications are managed by our staff so that our clients need only submit their content and e-mail lists and pay the monthly service bill. Each of our applications may be purchased separately, however, they are designed to work closely with one another. Service costs typically are priced with a minimum expenditure of $5,000 per month.

     The outsourced e-messaging solutions provided by the Company are designed to enable our clients to expand their customer base, foster customer loyalty and provide personalized, one-to-one communications. The development of a dialog with one's customers is the critical business problem facing businesses that are moving to a web-enabled, e-commerce sales, service and support business model. The process of establishing e-messaging based customer dialog involves several important processes. These processes are:

     GAIN PERMISSION

     - Clients must realize that this is not direct mail. There are groups that work to restrict unwanted junk e-mail ("Spam"). Legislative action is looming in this area in the U.S. and exists already in Europe.

     - The level of permission given by a customer is critical. Potential customers should request to receive e-mail ("opt-in"). The opt-in is then confirmed to make sure that the potential customer really wants to receive the senders e-mail is even better recognition of the potential customers' interest. Building customer loyalty and establishing customer dialog is all about having the customer say that they like the clients e-mail and want to continue to receive it.

     - Create a Permission Center -- This is a central location for customers to Opt-in. It contains the client's permission policies. The opt-in process can be used to define the types of information and communication desired by the customer who is opting-in. It can also be used to better control the requests to "opt-out" or unsubscribe.

     - Maintain high quality permission practices -- It should be clear where a message is coming from and why. Client should make it easy to unsubscribe from their e-mail list. Confirmed opt-in practices should be utilized to ensure real customer interest. E-mail lists should not be rented to other parties. Message copy that could be considered Spam must be avoided.

     DELIVER THE RIGHT MESSAGE

     - Value through Content -- The appearance of the message sent is critical. High quality creative design, use of colors and effective formats (HTML instead of text) are all aspects of content that are important to customer receptivity to the message. We can imbed audio and video in a message which can be very powerful communications tools.

     - Personalization -- Use of a personal greeting and targeted messages is very important along with asking for information only once.

     - Valuable Offer -- It is important to the dialog process that the communications be about compelling products, with compelling economics and have reasonable terms and restrictions.

     GAIN CUSTOMER INTELLIGENCE

     - Permission profiling -- Use the opt-in process to gather relevant customer information and insight into a customer's desires regarding communication without crossing the privacy line.

     - Keep a history of all contacts -- Campaign management and message reporting tools should be used to analyze trends in customer contacts.

     - Track in-bound responses -- Be responsive to customer messages. Inquiries and complaints should be handled promptly to help understand why customers unsubscribe.

     - Utilize database marketing techniques -- Use data marts, data overlays, data modeling and scoring technologies.

     - Use email based surveys -- Use of e-survey for transaction or periodic surveys is a way to measure customer satisfaction and to provide updated profile information.

     ESTABLISH AN ON-GOING DIALOG

     - Create opportunities for dialog -- Dialog doesn't happen when your only communication is newsletters or marketing offers. It is about enhanced communications which include transaction acknowledgements, thank you communications, monthly/annual recaps, etc.

     - Enhancing "Buying Levels" -- Utilize up-sell and cross-sell opportunities whenever possible. Create and monitor levels of usage and reward usage with added value.

     - Create loyalty programs -- Create points programs or clubs, etc.

     MessageMedia's suite of outsourced services are designed to address the issues presented by these customer dialog processes. Our outsourced services utilize the following core competencies:

     CORE COMPETENCIES

     - Permission -- We maintain a staff of full-time permission advocates who work with our clients on the development of permission policies, the establishment of permission centers, review e-mail list sources and other permission and privacy related issues.

     - Account Management and Client Services -- Through our professional staff of account management and client service representatives, we deliver e-messaging services specifically tailored to each client's business objectives. Each client has an account management team (comprised of an account manager and one or more client services representatives) which acts as the client's primary point of contact for all relationship and campaign management issues. They work with the client to develop an e-messaging calendar, create a specification of campaign needs, develop the necessary web interfaces, customize the client database through which we maintain, import and manipulate data, implement project plans, and manage pre-production and production testing, campaign roll-out and post-mailing analysis. Additionally, our client services professionals have extensive experience in the development and delivery of effective customer communications programs. This expertise is used extensively by clients and their creative/advertising agencies as dialog/communications campaigns are designed and placed into production.

     - Outbound Messaging -- We manage all logistics of e-messaging delivery, from time-scheduled outbound message distribution to highly interactive and event-driven communications, such as confirming an Internet consumer purchase. E-messages with personalized content can be precisely targeted to segments of our clients e-mailing list. Our technology will also determine which format the e-mail reader uses in order to maximize the visual impact of the sender's message. We provide reliable, large-scale delivery of messages, personalized and customized to each of our client's customers in an e-messaging campaign, as well as sophisticated error-handling and "bounce" processing to ensure a clean and current customer e-mailing list. Our outbound messaging capabilities include the ability to include rich media (audio and video) in the e-mail message being sent by clients.

     - Inbound Messaging -- We manage all logistics of response processing from customers of our clients, including response validation, response tracking, performance of client defined actions and automated database updates. Our response-handling capabilities enable our clients to engage in interactive, two-way marketing campaigns, entirely via e-mail. The ability to process and respond to customers' inquiries improves the quality of the customer relationship by ensuring our client's ability to hear, acknowledge and respond to such request in a personalized manor.

     - E-Survey -- We provide our customers with a wide array of email based survey services. These services range from the development of the permission profiling questions that may be asked in the permission center to periodic and on-going transaction surveys to measure customer satisfaction to surveys directed at a specific target audience/question/problem. We have a staff of professional quantitative methods personnel with extensive experience in the design, development and deployment of surveys in both the conventional and e-survey delivery modes. These professionals also have extensive data analysis and data modeling experience that is used by customers in the targeting and database segmentation aspects of their outbound e-messaging campaigns.

     - Database Services -- We track and review the success of current and past e-messaging campaigns and can deliver multiple offers to separately defined customer groups. This allows our client to identify what worked and what did not and adaptively update and manage their campaigns in a proactive manner. All messaging activity is automatically tracked and logged into our database, creating a clear history of all customer actions to aid in resolution of individual requests as well as total campaign analysis. This detailed customer record provides a wealth of information and enables clients to fine-tune their direct marketing efforts and increase the return on investment in the next campaign. Additionally, clients often bring other data from their legacy systems to their e-messaging database maintained by us so that this additional data may be used to more effectively segment and target their customer communications.

     SERVICE OFFERINGS

     MessageMedia's outsourced services are delivered through five service offerings. Within each of these service offerings we provide a wide range of capabilities. Clients often use more than one of these services. In the fourth quarter of calendar year 1999, 24% of our outsourced services clients utilized three or more of these service offerings. The service offering descriptions provided below are meant to provide a brief, general description of the capabilities offered and are not meant to be a detailed, all encompassing description of our capabilities.

     - Information Delivery -- Services in this area utilize our outbound messaging capabilities to deliver newsletters and other similar communications to an e-mail address list. Clients using this service are typically delivering large numbers of simple newsletters without limited personalization.

     - e-Marketing -- E-marketing services extend the basic information delivery services by adding more sophisticated customer targeting, enhanced messaging services including HTML messaging, trackable URL's, rich media content (audio and video), dynamically variable content and other services.

     - e-Customer Care -- This service offering integrates our inbound message handling capabilities with the clients outbound e-marketing programs. It provides automated handling of database updates for undeliverable and returned messages. Messages which cannot be handled in an automated fashion are then routed to the clients customer service call center or other client defined location for handling.

     - e-Commerce Messaging -- e-Commerce Messaging services provide our clients with a sophisticated customer communications program following an e-commerce transaction. This might involve sending an order receipt confirmation, then a shipping notice when the product is shipped, followed by a thank you for your order message. This is often followed by a questionnaire asking about the recent experience and product satisfaction. Finally, if there is no additional activity after a period of time other e-marketing communications are sent often with a discount offer to come back and purchase again.

     - e-Survey -- The use of e-mail based surveys is a powerful tool that can be used to determine customer satisfaction, customer communications preferences, product and service evaluations, as well as to study corporate image and brand equity. Clients have also used e-Survey for employee relationship management, including employee commitment studies and culture assessments.

INDUSTRY BASED SALES FOCUS

     The outsourced services offered by the Company are targeted toward six major industry groups. These industry groups are: ISP's and portals; publishing; retail/consumer; technology; financial services; and the travel and entertainment industry. In each of these industry groups, we have developed an understanding of the unique marketing requirements and have learned how to customize e-marketing and communications programs that meet the challenges unique to each specific industry. Our extensive experience in serving clients in each of these industries has allowed our client services professionals the opportunity to work with clients on a wide range of innovative, cutting edge e-marketing and customer communications programs.

     ISP's, portals and the publishing industry have been the industry groups that have utilized our services for the longest period of time. We have seen increasing interest on the part of firms in the retail/consumer, financial services and travel and entertainment industry for business to consumer ("B2C") communications and dialog programs. In the technology industry we have seen clients developing both B2C and business to business ("B2B") communications and dialog programs. In the case of B2B, these programs typically involve client communications by a client to its distributors, dealers, resellers, consultants and other middlemen.

  Packaged Software Solutions

     Our software solutions provide a complete solution for targeted, personalized e-mail marketing and communication. UnityMail performs all standard e-mail list server functions such as reliable high throughput e-mail delivery, bounce management, discussion lists, announcement lists, and easy unsubscribes. Integrated with relational databases such as Oracle or SQL Server, UnityMail can perform functions such as targeted e-mail (filtering and data segmentation), personalized e-mail, dynamic content editing, trackable URLs and campaign sequencing. UnityMail is licensed for amounts ranging from $10,000 to $500,000. Additionally, for clients with small databases and the need for limited e-mail marketing functionality, we offer MailKing, an entry level PC-based e-mail distribution software package. MailKing is priced at $99.95 for single copy purchases. While these software applications assist businesses conducting basic e-mail campaigns, we believe that as our software customers adopt more sophisticated e-messaging campaigns and larger databases, many of these customers will migrate to our outsourced solutions. For our software products, we provide help desk support 24 hours per day, seven days a week. Additionally, we provide installation, training and integration services on a billable hours basis.

SALES

     Our sales efforts are conducted through a regionally based direct sales force. The Company's sales force typically markets our solutions to the senior level marketing personnel and senior corporate management within potential client organizations. Our sales efforts for the outsourced services portion of our business are focused on a number of industry vertical segments. Within these industry vertical segments, we have developed expertise and knowledge of the business, marketing and technical issues faced by clients in these industries. We have worked with a number of "blue chip" clients who have agreed to help facilitate the Company's sales efforts by acting as client references.

     We maintain a separate group of regionally based sales professionals that are responsible for selling our packaged software applications, principally UnityMail.

     Our regionally based direct sales force is focused on attracting new clients. The Company's existing clients are supported by the account management and client services organization. This group is responsible for working with current clients on their communications and dialog programs, for retaining these clients and for increasing the usage of our services by these clients. Our account management and client services professionals are highly effective at managing relationships and selling additional services to existing clients when the need arises.

     As of December 31, 1999, we had 33 people in our sales group, and we plan to significantly expand this group in the next 12 months. We currently have regional sales offices in New York, NY and will be opening regional offices in Chicago, IL and San Francisco, CA during 2000.

MARKETING

     Our marketing strategy is to build brand awareness as a leading provider of e-messaging solutions and includes a media relations, industry representation and public speaking focus to develop a reputation as an industry leader for e-messaging solutions. We use narrowly focused print and online advertising campaigns for lead generation and use event, forum and trade show participation to establish and enhance our business-to-business brand presence.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our research, development and engineering activities are focused primarily on the design, development and enhancement of e-messaging services, as well as on increasing the capacity and reliability of existing products and services. We have devoted a significant portion of our resources to research, development and engineering programs. The Company's research, development and engineering expenses were $4.9 million, $4.8 million, and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. We believe that significant research, development and engineering expenditures will be required in order for us to remain competitive. Accordingly, we expect that research, development and engineering expenses will continue to constitute a significant portion of our overall expenses in the future.

     Our ability to design, develop, test and support new software products and enhancements on a timely basis is critical to our future success. There can be no assurance that we will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. Our current services are designed around certain widely used and accepted standards, including the MIME and SMTP e-mail standards and upon process-based security via an e-mail confirmation. Current and future use of our services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

INTERNATIONAL

     The market for outsourced e-mail services is growing dramatically. According to Forrester Research, online trade in Europe will be a euro 36 billion business in 2000. Forrester's research indicates that "European eCommerce will grow by more than 100% per year until 2003, reaching euro 1.6 trillion or 6.3% of total trade by 2004." European firms are quickly learning from the U.S. market how to more effectively utilize e-messaging. To date, we have had limited business dealings outside the United States.

     In October 1999, we entered into an agreement to establish a joint venture in Europe with @viso ("Atviso"), a strategic partnership between Vivendi, the leading European communications firm, and Softbank. On March 13, 2000, we announced that the definitive agreements between @viso and MessageMedia had been completed thus forming MessageMedia Europe. We will own 51% of the joint venture while @viso will own 49%. @viso will act as an incubator, providing capital, infrastructure, technical facilities and personnel resources to MessageMedia Europe.

COMPETITION

     The market for our products and services is intensely competitive. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for e-messaging services and interactive Internet communications in the near future.

     Our principal competitors in the e-messaging services arena include 24x7, Inc., Axciom, Inc., Cyber Data Systems, Inc., DoubleClick, Inc., eGain Communications Corporation, EmailChannel, Inc., Exactis.com, Inc., Experian, Inc., Kana Communications, Inc., MarketHome, Inc., MatchLogic, Inc., Mustang Software, Inc., NetCreations, Inc., PostX Corporation and ReplyNet, Inc. We also compete with BroadVision, Inc., Digital Impact, E-Care Group, Mypoints.com, Inc. and Post Communications for one-to-one marketing.

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

LIMITED INTELLECTUAL PROPERTY

     We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying our products and services, or that our agreements with employees, consultants and others who participate in the development of its software will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known. Moreover, notwithstanding our efforts to protect our intellectual property, there is no assurance that competitors will not be able to develop functionally equivalent interactive messaging technologies without infringing any of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that our means of protecting its proprietary rights will be adequate or that our competitors will not independently develop similar technology.

     As the volume of Internet commerce increases, and the number of products and service providers that support Internet commerce increases, we believe that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that plaintiffs will not file infringement claims in the future. In particular, on October 19, 1998, Exactis.com, Inc filed a complaint against our subsidiary Epub in the Federal District Court of Colorado. The complaint alleged infringement of a patent held by Exactis.com, Inc. and sought injunctive relief and unspecified damages. On October 28, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleged infringement of a patent held by us and sought injunctive relief and unspecified damages.

On October 13, 1999 both parties agreed to a settlement of theses actions which have subsequently been dismissed by the courts with prejudice.

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

GOVERNMENT REGULATION

     A number of states have adopted laws restricting the distribution of unsolicited commercial emails or SPAM. We actively monitor such legislation and regulatory development to minimize the risk of our participation in activities that violate such anti-SPAM legislation. Additionally, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition and prospects.

EMPLOYEES

     As of December 31, 1999, we employed a total of 273 full time employees. Of these, 152 were in account management, client services and production functions, 35 were in research, development and engineering, 45 were in marketing and sales and 41 were in general and administration functions.

     Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel and upon our ability to attract and retain additional highly skilled creative, technical, financial and strategic marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe that our relationships with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the executive officers of the Company as of March 28, 2000:

NAME                             AGE                         POSITION
----                             ---                         --------
A. Laurence Jones..............  47    President and Chief Executive Officer
Martin T. Johnson..............  48    Senior Vice President, Chief Financial Officer and
                                       Secretary
Mary Beth Loesch...............  39    Senior Vice President of Corporate Development
Elizabeth Wallace..............  40    Senior Vice President of Sales and Service

     Mr. Jones became our President in March 1999 and our Chief Executive Officer and a director in April 1999. Prior to joining our company, Mr. Jones served as an operating affiliate of McCown De Leeuw & Co., a private equity firm, from January 1998 to February 1999. From 1993 to January 1998, Mr. Jones served as

President and Chief Executive Officer of Neodata Services, Inc., a privately held direct marketing company. Mr. Jones serves as a director of Exabyte Corp. and Cooperative Computing, Inc./Triad. Mr. Jones received a B.S. in Computer Science from Polytechnic Institute in 1975 and an M.B.A. from Boston University in 1980.

     Mr. Johnson has served as our Senior Vice President and Chief Financial Officer and Secretary since February 2000. From October 1999 through February 1999 he served as Vice President and Chief Financial Officer and Secretary. From 1994 through 1999, Mr. Johnson was Senior Vice President and Chief Financial Officer of Technology Solutions Company. Prior to joining Technology Solutions Company, Mr. Johnson was Corporate Controller of The Marmon Group, Inc., an autonomous association of over 70 independent member companies. In February 1998, he became a member of the Issuer Affairs Committee of The Nasdaq Stock Market. Mr. Johnson received a Bachelor of Science in Electrical Engineering from Lehigh University in 1973 and a Masters of Management from Northwestern University in 1976.

     Ms. Loesch has served as our Senior Vice President of Corporate Development since February 1999. From April 1999 to February 1999, she served as Vice President of Corporate Development. From January 1998 until April 1999, she served as President of the Advanced Network Solutions Group at Internet Communications Corp. From 1996 until 1998 she worked for KPMG Peat Marwick where she served as managing director of the high-technology consulting practice. Prior to that she held various executive-level positions at CSG Systems Incorporated and U S WEST, Inc. Ms. Loesch received an M.B.A. from Creighton University in 1986 and graduated summa cum laude with a B.S.B.A. from Creighton University in 1982.

     Ms. Wallace has served as our Senior Vice President of Sales and Services since November 1999. From April 1999 to November 1999, she served as Vice President of Operations. From October 1996 until October 1998, Ms. Wallace served as Vice President of Customer Management at Telecommunications, Inc., and from February to October 1996 as Director of Client Services of TeleTech TeleService, Inc. From 1992 to 1996, Ms. Wallace was Executive Director at DDB Needham Worldwide. Ms. Wallace attended Rick's College in 1985 and received an associates degree in Business Administration from Truman College in 1986.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

     We have incurred net losses applicable to common shares of approximately $91 million since our inception in March 1994. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest heavily in acquisitions, infrastructure development and marketing. Accordingly, we expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY HAVE CHANGED OUR BUSINESS MODEL.

     We were incorporated in March 1994 for the purpose of developing an Internet payment system. In 1998 we changed our business model and acquired two e-messaging companies, EPub and DBits. In August 1999, we acquired two additional e-messaging companies, Revnet and Decisive. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet e-messaging market. These risks include our:

     - ability to sustain historical revenue growth rates;

     - need to manage our expanding operations;

     - need to successfully integrate our recent and any future acquisitions;

     - competition;

     - ability to attract, retain and motivate qualified personnel;

     - ability to maintain our current, and develop new, strategic relationships;

     - ability to anticipate and adapt to the changing Internet market; and

     - ability to attract and retain a large number of customers from a variety of industries.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

     A limited number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Several transactions completed by us during the last fiscal year increased both the number of our securities available for resale to the public and the number of our securities held by our largest stockholders. For instance, in connection with our acquisition of Revnet and Decisive, we issued 5,316,618 shares of our common stock and assumed options to purchase up to approximately 1,148,493 additional shares of our common stock. Additionally, we issued 4,095,124 shares of our common stock in a private placement. Affiliates of two of our largest stockholders, Softbank Corp and Pequot Capital Management, Inc. acquired 975,611 of the shares sold in the private placement. All of the shares referred to above have been registered for resale on Registration Statements on Form S-3 which have been declared effective by the SEC. Accordingly, all such shares may be resold into the public markets without restrictions.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE REVNET AND DECISIVE OR FUTURE ACQUISITIONS.

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

     - the potential effects on operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees;

     - the diversion of management attention from other aspects of our business;

     - the potential disruption of our ongoing business;

     - the potential reduction of the value of our e-messaging solutions or reputation if an acquired company turns out to be a poor performer;

     - the additional expense associated with amortization of acquired intangible assets;

     - the maintenance of uniform standards, controls, procedures and policies;

     - the potential of disputes with the sellers of one or more acquired entities;

     - the possible failure to retain key acquired personnel;

     - the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant or not reflected in the final acquisition price; and

     - the impairment of relationships with employees and customers.

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

WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND MAY NOT BE ABLE TO DO SO.

     Our success depends on the continued service of our key senior management personnel, in particular, A. Laurence Jones, our President and Chief Executive Officer. The loss of any member of our senior management team could have a material adverse effect on our future operating results. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills and experience required to perform in required roles and may not be able to attract or retain such individuals in the future.

OUR MANAGEMENT TEAM HAS ONLY WORKED TOGETHER FOR A SHORT PERIOD OF TIME AND MAY NOT WORK WELL TOGETHER.

     Virtually all of our executive officers, including our President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Service and Senior Vice President of Corporate Development, have joined our company in 1999. Due to the fact that many of our executive officers are new to our company and never have worked together, our management may not be able to function effectively, individually or as a team.

WE ANTICIPATE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS.

     We expect that our future operating results will fluctuate significantly. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

     - Market response to our e-messaging services;

     - Difficulties in the development or deployment of new e-messaging products or services;

     - The timing and rate at which we increase our expenses to support projected growth;

     - Fluctuating market demand for our products and services;

     - The degree of acceptance of the Internet as a medium for communicating with customers;

     - Product introductions and service offerings by our competitors;

     - The mix of the products and services provided by us; and

     - The cost of compliance with applicable government regulations, including anti-SPAM legislation.

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

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH.

     An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging. We continue to increase the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of December 31, 1999, we had 273 employees. In addition, we plan to continue to expand our sales and marketing and service offerings. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance also may depend on the effective integration of acquired businesses. Such integration, even if successful, may require a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations.

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

     Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism, infection by computer viruses, other malicious acts and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our Internet and related telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

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

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE, REGARDLESS OF OUR ACTUAL OPERATING PERFORMANCE.

     The stock market in general, and Internet companies in particular, including our company, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to operating performance. The trading prices of many Internet companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. Broad market and industry factors may reduce our stock price, regardless of our actual operating performance. In addition, the trading price of our common stock could fluctuate in response to factors such as:

     - quarterly fluctuations in our revenue and financial results both in absolute terms and relative to analyst and investor expectations;

     - changes in recommendations of securities analysts;

     - announcements of technological innovations or new services or products;

     - publicity regarding actual or potential results with respect to technologies, services or products under development;

     - disputes or other developments concerning proprietary rights, including copyright and litigation matters; and

     - other events or factors, many of which are beyond our control.

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

     Provisions in our charter documents may delay, defer or prevent a change in control of our company that a stockholder may consider favorable, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

     - authorizing the issuance of preferred stock without stockholder approval;

     - providing for a classified board of directors with staggered, three -- year terms;

     - prohibiting cumulative voting in the election of directors;

     - requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     - limiting the persons who may call special meetings of stockholders; and

     - prohibiting stockholders actions by written consent.

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

ITEM 2. PROPERTIES

     The Company's corporate facility consists of approximately 27,200 square feet of leased space in Boulder, Colorado. This primary facility lease expires on November 30, 2000. The Company leases space in Denver, Colorado for its computer processing center. On January 11, 1999, the Company closed its San Diego operations and did not renew its facility lease, which expired in May 1999. In December 1998, the Company acquired EPub. In doing so, the Company acquired a facility lease consisting of approximately 6,500 square feet of leased space in Boulder, Colorado. This facility lease expires in June 2002. Additionally, the company leases facilities in Huntsville, Alabama and New York City, New York.

     Our operations are dependent in part upon our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events.

We do not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by us, our servers also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS

     On October 19, 1998, Exactis.com, Inc, filed a complaint against our subsidiary Epub in the Federal District Court of Colorado. The complaint alleged infringement of a patent held by Exactis.com, Inc. and sought injunctive relief and unspecified damages. On October 28, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleged infringement of a patent held by us and sought injunctive relief and unspecified damages. On October 13, 1999 both parties agreed to a settlement of theses actions which have subsequently been dismissed by the courts with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1999.

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

                                                                   1999                1998
                                                              -------------        ------------
                                                              HIGH      LOW        HIGH     LOW
                                                              ----      ---        ----     ---
First Quarter...............................................   9 9/16   4 7/8     3 1/8     11/16
Second Quarter..............................................  26 3/4    7         3 1/16    21/32
Third Quarter...............................................  22 3/4    9 3/4     7 3/8   1 7/16
Fourth Quarter..............................................  20        9 15/16   6 5/16  1 25/32

     On March 10, 2000, the last reported sale price on The Nasdaq Stock Market for the Company's Common Stock was $14.

     The Company has never paid dividends on its Common Stock. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. As of March 10, 1999, there were approximately 423 holders of record. The number of holders of the Company's common stock does not include beneficial owners of common stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

     The market price for the Company's Common Stock may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, general conditions in the Company's and its customers' markets, changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have affected the market prices of equity securities of many high technology and emerging growth companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company and its officers and directors. Any such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report on Form 10-K.

STATEMENT OF OPERATIONS:

                                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                  1999           1998           1997           1996          1995
                              ------------   ------------   ------------   ------------   -----------
Revenues....................  $ 10,021,544   $  1,287,790   $  1,450,598   $    695,866   $   197,902
Cost of revenues............     4,589,358         97,553        270,416        265,900       123,375
                              ------------   ------------   ------------   ------------   -----------
Gross profit................     5,432,186      1,190,237      1,180,182        429,966        74,527
Operating expenses:
  Marketing and sales.......     9,704,452      1,934,486      5,424,110      1,836,545       346,400
  Research, development and
     engineering............     4,935,931      4,828,277      6,687,177      4,652,582       530,809
  General and
     administrative.........     7,677,527      3,810,073      4,377,688      4,237,638     1,292,781
  Restructuring expenses....     1,025,000        812,166             --             --            --
  Write-off of in-process
     technology.............            --      1,300,000             --             --            --
  Depreciation and
     amortization...........    28,923,515      2,470,917      1,097,716        524,124       106,628
                              ------------   ------------   ------------   ------------   -----------
Total operating expenses....    52,266,425     15,155,919     17,586,691     11,250,889     2,276,618
                              ------------   ------------   ------------   ------------   -----------
Loss from operations........   (46,834,239)   (13,965,682)   (16,406,509)   (10,820,923)   (2,202,091)
Interest income (expense)...       564,978        133,659        459,227        130,983       (67,890)
                              ------------   ------------   ------------   ------------   -----------
Net loss....................   (46,269,261)   (13,832,023)   (15,947,282)   (10,689,940)   (2,269,981)
Dividends imputed on
  preferred stock...........            --       (153,126)    (1,250,000)            --            --
                              ------------   ------------   ------------   ------------   -----------
Net loss applicable to
  common shares.............  $(46,269,261)  $(13,985,149)  $(17,197,282)  $(10,689,940)  $(2,269,981)
                              ============   ============   ============   ============   ===========
Net loss per share, basic
  and diluted...............  $      (1.00)  $      (0.63)  $      (1.94)  $      (2.33)  $     (0.54)
Shares used in per share
  computation, basic and
  diluted...................    46,367,195     22,304,902      8,842,367      4,588,262     4,170,231

BALANCE SHEET DATA:

                                                               DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1999          1998         1997         1996          1995
                                     -----------   ----------   ----------   -----------   ----------
Cash, cash equivalents and short
  term investments.................  $37,920,277   $4,659,375   $6,331,059   $17,127,971   $2,091,651
Furniture, equipment, software and
  information technology, net......    4,727,839    1,475,720    1,878,893     2,023,861      471,653
Intangibles........................   75,162,221   23,894,715           --            --           --
Total Assets.......................  123,191,245   31,220,981    9,048,089    19,692,557    2,574,826
Current Liabilities................    5,765,314    2,670,602    4,769,958     3,236,037      622,403
Notes and amounts payable non
  current..........................       35,808       53,786      162,500     1,912,500    1,200,000
Stockholders' equity (net capital
  deficiency)......................  117,390,123   28,483,510     (571,869)   14,944,020      752,423

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company commenced operations in 1994. From inception through 1998, our revenues principally were derived from our Internet payment system and related services. In June 1998, we were recapitalized by SOFTBANK and affiliates through a series of transactions resulting in their acquisition of 19.1 million shares of our common stock. In July 1998, the Company made a strategic decision to focus exclusively on e-messaging and related services, leveraging the expertise of our key technical personnel and our existing proprietary technology from the Internet payment system, which was phased out. In December 1998, the Company changed its name from First Virtual Holdings Incorporated to MessageMedia, Inc. in connection with our acquisitions of two e-messaging companies, Email Publishing, Inc. ("EPub") and Distributed Bits, L.L.C. ("DBits"). As a result of the acquisitions, EPub and DBits became our wholly-owned subsidiaries. These acquisitions enabled us to expand our suite of e-messaging services. In August 1999, the Company acquired two additional e-messaging companies, Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive") to further broaden our comprehensive suite of e-messaging solutions and our customer base. All of these acquisitions were accounted for as purchase transactions. A summary of these acquisitions follows:

     - Email Publishing, Inc. EPub, based in Boulder, Colorado, was a leading provider of outsourced email message delivery services to businesses and organizations. On December 9, 1998, we acquired all of the common stock of EPub in exchange for 5,582,676 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 417,324 additional shares of our common stock.

     - Distributed Bits, L.L.C. DBits, based in Chicago, Illinois, was a development stage company developing customer email management systems and solutions. On December 11, 1998, we acquired all equity interests in DBits in exchange for 1,305,320 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock.

     - Revnet Systems, Inc. Revnet, based in Huntsville, Alabama, was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" email message delivery capability. Revnet also provided outsourced email message delivery services. On August 9, 1999, we acquired all of the common stock of Revnet in exchange for 3,262,120 shares of our common stock and the assumption by us of options to purchase up to approximately 681,675 additional shares of our common stock.

     - Decisive Technology Corporation. Decisive, based in Mountain View, California, was a leading provider of online customer intelligence solutions such as e-surveys. On August 16, 1999, we acquired all of the common stock of Decisive in exchange for 2,054,498 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 466,818 additional shares of our common stock.

  Sources of Revenue and Revenue Recognition

     - E-MESSAGING SOLUTIONS

     The Company currently derives revenue from outsourced e-messaging services and software products and related support services. The Company's outsourced e-messaging services include information distribution, email marketing, e-customer care, e-commerce messaging and e-survey. The Company's software products provide e-messaging and e-survey capabilities for clients desiring an in-house solution. The Company sells software products on-line and through our direct sales force and distributor network.

     - Outsourced e-messaging services. Revenue from information distribution, email marketing, e-customer care and e-commerce messaging is recognized as earned in accordance with individual customer contracts which typically provide for monthly minimums and varying revenue on a per message basis, depending upon monthly message volumes and mailing enhancements. The Company recognizes revenue from e-survey service agreements typically on a percentage-of-completion basis and bills customers as services are provided. Accordingly, revenue recognized in advance of billing milestones is recorded as unbilled accounts receivable, and collections resulting from billing milestones achieved in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

     - Software products and support services. We recognize revenue at the time of shipment of the related software products. Typically, no significant post shipment obligations exist after the software sale. Substantially all of our customers that purchase our software products also enter into annual support and maintenance contracts. Revenue attributable to annual support and maintenance contracts is recognized ratably over the term of the respective agreement.

     - INTERNET PAYMENT SYSTEM

     In connection with our strategic decision to focus exclusively on e-messaging solutions, in the third quarter of 1998 we phased out our Internet payment system and related services. Revenue related to the Internet payment system, including consumer and merchant registrations, transaction, marketing and merchandising revenue, consulting fees and interactive advertising development, are separately reported as "Internet payment system" revenue. We currently do not generate any Internet payment system revenue. Revenue from registration fees and the related direct costs of processing such registrations was recognized over a 12 month period. Transaction and marketing revenue was recognized when earned.

     MessageMedia has incurred net operating losses in each quarter since inception. As of December 31, 1999, MessageMedia had an accumulated deficit of approximately $90.0 million. To date, the Company has not generated significant revenues. There can be no assurance that the Company's future revenues will increase and the Company's ability to generate significant future revenues is subject to substantial uncertainty. In addition, as the Company introduces the new functionality of its messaging platform and explores opportunities to merge with or acquire complementary businesses and technologies, the Company expects to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

  Revenues

     The Company currently derives its revenue from outsourced e-messaging services and software products and related support services. The Company's outsourced e-messaging services include information distribution, e-mail marketing, e-customer care, e-commerce messaging and e-survey. The Company's software products provide e-messaging and e-survey capabilities for clients desiring their own "in-house" solution. Prior to July 1998, the Company derived its revenue from our First Virtual Internet Payment System ("FVIPS") and related services. In the third quarter of 1998, we phased out the operations of the FVIPS and launched our e-messaging services. Revenue for the periods presented was earned as detailed in the table below:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1999          1998         1997
                                                  -----------   ----------   ----------
Messaging and related services..................  $ 9,001,161   $  424,564   $       --
Software licenses...............................    1,020,383           --           --
First Virtual Internet Payment System...........           --      863,226    1,450,598
                                                  -----------   ----------   ----------
          Total revenues........................  $10,021,544   $1,287,790   $1,450,598
                                                  ===========   ==========   ==========

     For the year ended December 31, 1999, revenues increased to approximately $10 million as compared to approximately $1.3 million for the year ended December 31, 1998. This increase is primarily attributable to the change in our business strategy from an internet payment system services to e-messaging services and software licenses. In July 1998, we began our e-messaging services, which is now our primary business, and phased out our FVIPS operations. The increase in revenue is also due to increases in the number of clients using our services, increased e-messaging volume, and an incremental increase in revenue as a result of the EPub, Revnet, and Decisive acquisitions. For the year ended December 31, 1999, revenue from Software licenses increased to $1 million due to the acquisition of Revnet and Decisive which both had software products.

     For the year ended December 31, 1998, revenues decreased to approximately $1.3 million as compared to $1.5 million for the year ended December 31, 1997. The Company introduced its new messaging services in July 1998 and discontinued its FVIPS operations in the third quarter of 1998.

  Cost of Revenues

     The cost of e-messaging solutions revenues consists of salaries, benefits, consulting fees and operational costs related to providing our outsourced e-messaging services and software packaging and distribution costs. The cost of revenues from FVIPS consists of fees paid to third parties for processing transactions, costs of setting up new accounts and communication expenses related to providing services from the FVIPS. We have incurred cost of revenues from Messaging and related services, Software licenses, and FVIPS, as detailed in the table below:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                          1999       1998       1997
                                                       ----------   -------   --------
Messaging and related services.......................  $4,589,358   $29,394   $     --
Software licenses....................................          --        --         --
First Virtual Internet Payment System................          --    68,159    270,416
                                                       ----------   -------   --------
Total cost of revenues...............................  $4,589,358   $97,553   $270,416
                                                       ==========   =======   ========

     For the year ended December 31, 1999, cost of revenues increased to approximately $4.6 million as compared to $97,553 for the year ended December 31, 1998. This increase is primarily attributable to increased headcount needed to service our growing e-messaging customer base and e-messaging volumes, and the incremental increase in cost of revenues as a result of acquiring Revnet and Decisive.

     For the year ended December 31, 1998, cost of revenues decreased to $97,553 from $270,416 for the year ended December 31, 1997. The Company discontinued its FVIPS operations in the third quarter of 1998, and ceased operations of both Interactive advertising development and merchandising in December 1997.

  Operating Expenses

     Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Overall operating expenses increased for the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to increased headcount and related expenses. Additionally, the acquisitions of EPub and DBits were completed in December 1998 and the acquisitions of Revnet and Decisive were completed in August of 1999, therefore their operating results were not included in the comparable period in 1998. Operating expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to the Company's decision to phase out the FVIPS and related services.

     During the first quarter of 1999, the Company incurred merger integration and restructuring expenses in connection with the relocation of the Company's corporate headquarters from San Diego, California to Boulder, Colorado. During the second quarter of 1998, the Company incurred restructuring expenses in connection with ceasing operations of our FVIPS. The Company expects operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e-messaging services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies, and as we add staff to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

     Marketing and sales expenses. Marketing and sales expenses, which include salaries and wages, consulting fees, advertising, trade show expenses, travel and other marketing expenses, increased to $9.7 million for the year ended December 31, 1999, as compared to $1.9 million for the year ended December 31, 1998. This increase is primarily due to increased headcount in sales, client services and marketing staff, as a result of increased sales efforts related to our e-messaging services and an incremental increase in headcount from acquisitions. Additionally, advertising and promotional spending increased as a result of promoting our new e-messaging services and products. Marketing and Sales expense for the year ended December 31, 1999 includes a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer which included an option vesting acceleration clause that was triggered upon the company obtaining certain sales contracts and/or certain sales levels.

     For the year ended December 31, 1998, marketing and sales expenses decreased to $1.9 million as compared to $5.4 million for the year ended December 31,1997. This decrease is primarily due to the reduction in headcount in marketing staff, a decrease in consulting fees due to reductions in marketing research, a decrease in promotional expenses from elimination of sales efforts related to the payment system, a decrease in recruiting and relocation expenses as hiring new employees slowed, a decrease in travel related expenses and a general decrease in spending from lower headcount.

     Research, development and engineering expenses. Research, development and engineering expenses, which include salaries and wages and consulting fees to support the development, enhancement and maintenance of the Company's products and services, increased to $4.9 million for the year ended December 31, 1999, as compared to $4.8 million for the year ended December 31, 1998. This increase resulted primarily from an increase in headcount and related compensation expense.

     For the year ended December 31, 1998, research, development and engineering expenses decreased to $4.8 million as compared to $6.7 million for the year ended December 31, 1997. This decrease is primarily due to the reduction in headcount in the research, development and engineering staff, resulting in a decrease in salaries, wages and payroll taxes, a decrease in consulting fees due to the elimination of development consultants associated with the payment system, a decrease in travel related expenses, a decrease in communications expenses related to the shut down of the payment system and a general decrease in spending from lower department headcount and reduced overhead associated with both a general reduction in staff and with the closure of the Ann Arbor office in December 1997.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and wages, professional and consulting fees and other expenses associated with the general management and administration of the Company. General and administrative expenses increased to $7.7 million for the year ended December 31, 1999, as compared to $3.8 million for the year ended December 31, 1998. This increase is primarily due to an increase in headcount in general and administrative staff and a related increase in compensation expense as a result of the Company's growth. Additionally, there was an incremental increase in headcount and related expenses due to the merger and integration of Revnet's and Decisive's operations.

     For the year ended December 31, 1998, general and administrative expenses decreased to $3.8 million as compared to $4.4 million for the year ended December 31, 1997. This decrease is primarily due to the reduction in headcount in general and administrative staff resulting in a decrease in salaries, wages and payroll taxes, a decrease in promotional expenses from less public relations and investor relations activities, offset in part, by an increase in legal expenses for patent litigation and Nasdaq listing issues, an increase in consulting expenses for merger and acquisition related research and analysis and a general increase in spending to support the Company's operations.

     Restructuring expenses. In the first quarter of 1999, the Company recorded a charge of $1,025,000 as a result of the Company's decision to relocate the Corporate headquarters from San Diego, California to a new facility in Boulder Colorado. This decision was made to create efficiencies in the Company's messaging services operations, reduce overhead by centralizing into one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, DBits, and EPub included a company wide staff reduction which resulted in approximately $632,000 of employee severance pay and other related expenses and, approximately $393,000 in moving expenses and costs related to closing the San Diego facility.

     In the second quarter of 1998, the Company recorded a restructuring charge of approximately $812,000 as a result of the Company's decision to focus its efforts on its messaging platform, initiate efforts to cease operations of our FVIPS and better align its cost structure with expected revenue projections. The restructuring activity included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses, and approximately $267,000 related to relocating our corporate office and termination fees for cancellation of certain contracts related to FVIPS.

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

     Fluctuations in operating results. The Company expects to experience significant fluctuations in its future quarterly operating results. These fluctuations will be due to several factors, many of which are beyond the control of the Company, including, among others, market response to the Company's messaging services; difficulties encountered in the development or deployment of products or services, including interactive messaging; difficulties encountered in acquiring and/or merging with other companies or technologies, including in particular any difficulties in integrating the technology and operations of Decisive and/or Revnet; market acceptance of Internet commerce in general and the Company's messaging services concept in particular; fluctuating market demand for the Company's products and services; the degree of acceptance of the Internet as an advertising and merchandising medium; the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners; the timing of the introduction of new products and services offered by the Company; the timing of the release of enhancements to the Company's products and services; product introductions and service offerings by the Company's competitors; the mix of the products and services provided by the Company; the timing and rate at which the Company increases its expenses to support projected growth; the cost of compliance with applicable government regulations; competitive conditions in the Company's marketplace; and general economic conditions. In addition, the fees charged by the Company for advertising, messaging, and consulting services, are subject to change as the Company introduces its messaging services and assesses its marketing strategy and competitive position.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $37.9 million in cash and cash equivalents. On March 26, 1999, the Company issued 2,352,942 shares of its common stock in a private placement for net proceeds of approximately $10 million. On October 25, 1999, the Company closed a private placement in exchange for 4,095,124 of newly issued shares of the Company's common stock, for net cash proceeds of approximately $40.1 million. MessageMedia believes that existing cash resources will be sufficient to support MessageMedia's currently anticipated working capital and capital expenditure requirements through the end of 2000. MessageMedia will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources during 2001. The timing and amount of MessageMedia's capital requirements will depend on a number of factors, including demand for MessageMedia's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that MessageMedia may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of MessageMedia's stockholders will be diluted and such equities may have rights, preferences or privileges senior to those of the holders of MessageMedia's common stock. There can be no assurance that additional financing will be available when needed or that, if available, will include terms favorable to MessageMedia or its stockholders. If adequate funds are not available on acceptable terms, MessageMedia may be unable to develop or enhance its products or services, take advantage of opportunities or respond to competition and the Nasdaq National Market may choose to discontinue the listing of MessageMedia's common stock.

     Management continues to pursue opportunities to increase its revenues and believes that the market for e-messaging based services is expanding dramatically. Management believes that these efforts and its continuing efforts to raise additional capital through equity placements with existing stockholders, their affiliates or strategic partners should allow MessageMedia to continue operations for the next twelve to eighteen months. If near term revenues do not increase or if MessageMedia is unable to raise additional equity, management would be required to further reduce its expenditures on research and development and general and administrative activities. These reductions could significantly hamper MessageMedia's ability to develop its messaging services.

     Net cash flows used in operating activities were approximately $19.0 million and $11.9 million for the years ended December 31, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to net losses offset by non-cash charges for depreciation, amortization and stock-based compensation, as well as increases in accounts receivable.

     Net cash flows used in investing activities were approximately $1.7 million and $421,741 for the years ended December 31, 1999 and 1998 respectively. The net cash flows used in investing activities resulted from capital expenditures for fixed assets of approximately $3.8 million in 1999 offset by approximately $2.1 million in net cash acquired with the Revnet and Decisive acquisitions. Capital expenditures in 1998 were $436,474 in 1998 offset by $14,733 of proceeds from sales of fixed assets in 1998

     Net cash flows from financing activities were approximately $54.0 million and $10.7 million for the years ended December 31, 1999 and 1998, respectively. The net cash flow from financing activities in 1999 primarily resulted from approximately $50.2 million in net proceeds from issuance of common stock as a result of two separate private placements of equity in March 1999 and October 1999 and common stock issued under our employee stock purchase plan. Additionally in 1999 there was approximately $3.3 million in proceeds from exercise of stock options and $1.0 million from issuance of warrants. The net cash flow from financing activities in 1998 primarily resulted from approximately $8.9 million in net proceeds from issuance of common stock, $1.4 million in proceeds from borrowings from stockholders and bank, and $271,308 in proceeds from exercise of stock options.

     The Company has no material financial commitments other than obligations under operating leases.

     In order to accommodate the growth in business, the Company expects to continue to make expenditures in expansion of the Company's facilities, infrastructure, additional sales and marketing employees, and network and bandwidth capacity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this item concerning the directors of the Company is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement anticipated to be filed within 120 days of December 31, 1999 with the Securities and Exchange Commission with respect to the Company's 2000 Annual Meeting of Stockholders to be held on April 27, 2000 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this item is incorporated by reference from the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required by this item concerning the directors of the Company is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section labeled "Certain Relationships and Related Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to the consolidated financial statements

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    35
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    36
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    37
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 1999, 1998
  and 1997..................................................    38
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    39
Notes to Financial Statements...............................    40
(a)(2) Consolidated Index to the Financial Statement
  Schedules
Schedule II -- Valuation and Qualifying Accounts............    54

     (a)(3) Index to Exhibits

         NUMBER                                 EXHIBIT TITLE
         ------                                 -------------
          2.1.1*****     -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Revnet Systems Inc.
                            and MM1 Acquisition Corporation.
          2.1.2*****     -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Decisive Technology
                            Corporation and MM2 Acquisition Corporation.
          3.1*           -- Amended and Restated Certificate of Incorporation of the
                            Company.
          3.2*           -- Bylaws of the Company.
         10.1*           -- Form of Indemnification Agreement entered into between
                            Company and its officers and directors.
         10.2*           -- The Company's 1994 Incentive and Non-Statutory Stock
                            Option Plan.
         10.3*           -- The Company's 1995 Stock Plan.
         10.4*           -- The Company's Employee Stock Purchase Plan.
         10.7*           -- Marshall T. Rose Employment Agreement.
         10.9*           -- Series A Preferred Stock Purchase Agreement dated as of
                            May 22, 1995 between the Company and the purchasers named
                            therein.
         10.10*          -- Series B Preferred Stock Purchase Agreement dated as of
                            December 22, 1995 between the Company and First USA
                            Merchant Services, Inc..
         10.11*          -- Securities Purchase Agreement between the Company and
                            General Electric Capital Corporation, dated July 3, 1996.
         10.12*          -- Warrant to Purchase 47,619 shares of Common Stock, issued to General Electric Capital Corporation as of July 3,
                            1996.
         10.13*          -- Series D Preferred Stock Purchase Agreement between the
                            Company and First Data Corporation, dated August 26,
                            1996.
         10.14*          -- Amended and Restated Shareholder Rights Agreement dated
                            August 26, 1996 between the Company and First Data
                            Corporation.
         10.16*          -- Warrant to purchase 475,734 shares of Series B Preferred
                            Stock, issued to First USA Paymentech.
         10.25*          -- Master Lease Agreement dated as of October 24, 1996
                            between the Company and ComDisco, Inc.
         10.32*****      -- David Ehrenthal employment agreement
         10.33*****      -- Purchase Agreement dated April 30, 1998 among the
                            Company, SOFTBANK Holdings and SOFTBANK Technology
                            Ventures IV, LP
         10.34*****      -- Loan Agreement dated April 30, 1998 among the Company and
                            SOFTBANK Holdings, Inc.
         10.35*****      -- Form of Convertible Promissory Note issued to SOFTBANK
                            Holdings, Inc.
         10.36*****      -- Bert C. Klein employment agreement
         10.37*****      -- Philip Bane Severance Agreement
         10.38*****      -- Nathaniel Borenstein Severance Agreement
         10.39*****      -- John Stachowiak Severance Agreement
         10.40*****      -- Carolyn Turbyfill Severance Agreement
         10.41**         -- Dennis J. Cagan Employment Agreement
         10.42**         -- A. Laurence Jones Employment Agreement
         10.43***        -- Robin Green Employment Agreement
         10.44***        -- Mary Beth Loesch Employment Agreement

         NUMBER                                 EXHIBIT TITLE
         ------                                 -------------
         10.45***        -- Elizabeth Wallace Employment Agreement
         10.46***        -- Sue Morse Employment Agreement
         10.47***        -- Bert Klein Employment Agreement
         10.48****       -- Stuart Obermann Employment Agreement
         10.49****       -- Randy Bachmeyer Employment Agreement
         10.50****       -- Kelly Wood Employment Agreement
         10.51           -- Martin T. Johnson Employment Agreement
         10.52           -- Denis Cagan Separation Agreement
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young, LLP, Independent Auditors
         27.1            -- Financial Data Schedule.

---------------

* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File #333-14573).

** Previously filed as exhibit to the Company's Form 10-Q, March 31, 1999 (SEC File #000-21751).

*** Previously filed as exhibit to the Company's Form 10-Q, June 30, 1999 (SEC File #000-21751).

**** Previously filed as exhibit to the Company's Form 10-Q, September 30, 1999 (SEC File #000-21751).

***** Previously filed.

     (b) Reports on Form 8-K

     None

     (c) Exhibits

     See (a)(3) above.

     (d) Financial Statement Schedules

     See (a)(2) above

                                   SIGNATURE

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MESSAGEMEDIA, INC.

                                            By:    /s/ A. LAURENCE JONES
                                              ----------------------------------
                                                      A. Laurence Jones
                                                President and Chief Executive
                                                            Officer

Dated: March 28, 2000

                               POWER OF ATTORNEY

     By signing this Form 10-K, I hereby appoint each of A. Laurence Jones and Martin T. Johnson as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ A. LAURENCE JONES                  President and Chief Executive       March 28, 2000
-----------------------------------------------------    Officer and Director (Principal
                  A. Laurence Jones                      Executive Officer)

                /s/ MARTIN T. JOHNSON                  Senior Vice President, Chief        March 28, 2000
-----------------------------------------------------    Financial Officer, and Secretary
                  Martin T. Johnson                      (Principal Financial and
                                                         Accounting Officer)

                 /s/ BRADLEY A. FELD                   Co-Chairman of the Board            March 28, 2000
-----------------------------------------------------
                   Bradley A. Feld

                 /s/ GERALD A. POCH                    Co-Chairman of the Board            March 28, 2000
-----------------------------------------------------
                   Gerald A. Poch

                 /s/ DENNIS J. CAGAN                   Director                            March 28, 2000
-----------------------------------------------------
                   Dennis J. Cagan

                 /s/ R.TERRY DURYEA                    Director                            March 28, 2000
-----------------------------------------------------
                   R. Terry Duryea

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ RONALD D. FISHER                   Director                            March 28, 2000
-----------------------------------------------------
                  Ronald D. Fisher

                /s/ PAMELA H. PATSLEY                  Director                            March 28, 2000
-----------------------------------------------------
                  Pamela H. Patsley

                /s/ GARY E. RIESCHEL                   Director                            March 28, 2000
-----------------------------------------------------
                  Gary E. Rieschel

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
MessageMedia, Inc.

     We have audited the accompanying consolidated balance sheets of MessageMedia, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedules listed in the Index at Item 14a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MessageMedia, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Denver, Colorado
February 4, 2000

                               MESSAGEMEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 37,920,277   $  4,659,375
  Accounts receivable, net..................................     4,277,677        680,927
  Prepaid expenses and other................................       749,537        429,963
                                                              ------------   ------------
          Total current assets..............................    42,947,491      5,770,265
Furniture, equipment and software, net......................     4,727,839      1,475,720
Patent and other costs, net.................................            --         50,835
Intangible assets, net......................................    75,162,221     23,894,715
Deposits and other..........................................       353,694         29,446
                                                              ------------   ------------
          Total assets......................................  $123,191,245   $ 31,220,981
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,481,785   $  1,383,197
  Accrued compensation and related liabilities..............     1,912,345        148,419
  Accrued interest..........................................            --         15,226
  Deferred revenue..........................................       324,376         36,000
  Amount due to stockholders, current portion...............            --        395,000
  Note payable and capital lease obligations, current
     portion................................................        25,422        108,990
  Other accrued liabilities.................................     1,021,386        583,770
                                                              ------------   ------------
          Total current liabilities.........................     5,765,314      2,670,602
Note payable and capital lease obligations..................        35,808         53,786
Deferred rent...............................................            --         13,083
                                                              ------------   ------------
          Total long term liabilities.......................        35,808         66,869
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding on December 31, 1999 and 1998, respectively...            --             --
Common stock, $0.001 par value; 100,000,000 shares
  authorized, 54,920,498 and 40,121,048 shares issued and
  outstanding on December 31, 1999 and 1998, respectively...        54,920         40,121
  Additional paid-in capital................................   208,343,236     70,963,655
  Warrants..................................................       321,072      1,865,487
  Deferred compensation.....................................    (1,331,811)      (657,720)
  Accumulated deficit.......................................   (89,997,294)   (43,728,033)
                                                              ------------   ------------
       Total stockholders' equity...........................   117,390,123     28,483,510
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $123,191,245   $ 31,220,981
                                                              ============   ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Revenues:
  Services.........................................  $  9,001,161   $  1,287,790   $  1,450,598
  Software Licenses................................     1,020,383             --             --
                                                     ------------   ------------   ------------
Total Revenues.....................................    10,021,544      1,287,790      1,450,598
Cost of revenues...................................     4,589,358         97,553        270,416
                                                     ------------   ------------   ------------
Gross profit.......................................     5,432,186      1,190,237      1,180,182
Operating expenses:
  Marketing and sales..............................     9,704,452      1,934,486      5,424,110
  Research, development and engineering............     4,935,931      4,828,277      6,687,177
  General and administrative.......................     7,677,527      3,810,073      4,377,688
  Restructuring expenses...........................     1,025,000        812,166             --
  Write-off of in-process technology...............            --      1,300,000             --
  Depreciation and amortization....................    28,923,515      2,470,917      1,097,716
                                                     ------------   ------------   ------------
Total operating expenses...........................    52,266,425     15,155,919     17,586,691
                                                     ------------   ------------   ------------
Loss from operations...............................   (46,834,239)   (13,965,682)   (16,406,509)
Interest income....................................       654,041        217,551        554,587
Interest expense...................................       (89,063)       (83,892)       (95,360)
                                                     ------------   ------------   ------------
Net loss...........................................   (46,269,261)   (13,832,023)   (15,947,282)
Dividends imputed on preferred stock...............            --       (153,126)    (1,250,000)
                                                     ------------   ------------   ------------
Net loss applicable to common shares...............  $(46,269,261)  $(13,985,149)  $(17,197,282)
                                                     ============   ============   ============
Net loss per share, basic and diluted..............  $      (1.00)  $      (0.63)  $      (1.94)
Shares used in per share computation, basic and
  diluted..........................................    46,367,195     22,304,902      8,842,367

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                     PREFERRED STOCK       COMMON STOCK        ADDITIONAL                   DEFERRED
                                     ---------------   --------------------     PAID-IN                     COMPENSA-
                                     SHARES   AMOUNT     SHARES     AMOUNT      CAPITAL       WARRANTS        TION
                                     ------   ------   ----------   -------   ------------   -----------   -----------
Balance at December 31, 1996.......     --     $--      8,794,812   $8,795    $ 25,758,015   $ 3,017,115   $   (44,305)
Deferred compensation and related
  amortization.....................     --      --             --       --         128,888            --      (110,930)
Acceleration of stock options......     --      --             --       --          52,137            --            --
Extension of warrants..............     --      --             --       --          50,000            --            --
Issuance of Series A preferred
  stock, net of issuance cost......    250       1             --       --       1,137,999            --            --
Employee stock purchase plan.......     --      --         22,160       22          74,958            --            --
Issuance of common stock for
  services rendered................     --      --          1,193        1           8,052            --            --
Issuance of common stock for
  exercise of stock option.........     --      --         85,690       86          27,679            --            --
Dividend imputed on Series A
  convertible preferred stock,
  classified outside if
  stockholders' equity (net capital
  deficiency)......................     --      --             --       --        (937,500)           --            --
Net loss...........................     --      --             --       --              --            --            --
                                      ----     ---     ----------   -------   ------------   -----------   -----------
Balance at December 31, 1997.......    250       1      8,903,855    8,904      26,300,228     3,017,115      (155,235)
Issuance of stock dividends to
  Series A preferred
  stockholders.....................     --      --        108,125      108         153,020            --            --
Issuance of common stock for the
  exercise of warrants.............     --      --        947,495      947       1,604,426    (1,501,628)           --
Issuance of common stock for
  exercise of stock options........     --      --        659,637      660         270,648            --            --
Conversion of Series A preferred
  stock............................   (250)     (1)     1,752,141    1,752         473,249            --            --
Issuance of common stock for
  services rendered................     --      --         59,009       59          87,049            --            --
Charge associated with extending
  option terms.....................     --      --             --       --         405,718            --            --
Deferred compensation and related
  amortization.....................     --      --             --       --         165,779            --       119,221
Common stock issued to SOFTBANK and
  affiliates.......................     --      --     20,784,883   20,785      15,338,039            --            --
Dividend imputed on Series A
  convertible preferred stock,
  cancelled upon buyout of Series A
  convertible preferred by
  SOFTBANK.........................     --      --             --       --         937,500            --            --
Employee stock purchase plan.......     --      --         17,907       18          43,949            --            --
Common stock issued for Email
  Publishing, Inc. acquisition.....     --      --      5,582,676    5,583      20,257,720            --      (583,101)
Common stock and warrants issued
  for Distributed Bits, L.L.C.
  acquisition......................     --      --      1,305,320    1,305       4,926,330       350,000       (38,605)
Net loss...........................     --      --             --       --              --            --            --
                                      ----     ---     ----------   -------   ------------   -----------   -----------
Balance at December 31, 1998.......     --      --     40,121,048   40,121      70,963,655     1,865,487      (657,720)
Issuance of common stock for
  exercise of stock options........     --      --      1,700,049    1,700       3,286,825            --            --
Issuance of common stock for the
  exercise of warrants.............     --      --      1,280,074    1,280       2,581,969    (1,544,415)           --
Deferred compensation and related
  amortization.....................     --      --             --       --          29,565            --      (674,091)
Acceleration of stock options......     --      --             --       --         916,007            --            --
Common stock issued for Revnet
  acquisition......................     --      --      3,262,120    3,262      41,031,639            --            --
Common stock issued for Decisive
  acquisition......................     --      --      2,054,498    2,055      39,158,901            --            --
Common stock issued for Private
  Offerings........................     --      --      6,448,066    6,448      49,956,618            --            --
Employee stock purchase plan.......     --      --         47,348       47         271,960            --            --
Issuance of common stock for
  forgiveness of stockholder
  debt.............................     --      --          7,295        7         146,097            --            --
Net loss...........................     --      --             --       --              --            --            --
                                      ----     ---     ----------   -------   ------------   -----------   -----------
Balance at December 31, 1999.......     --     $--     54,920,498   $54,920   $208,343,236   $   321,072   $(1,331,811)
                                      ====     ===     ==========   =======   ============   ===========   ===========

                                                        TOTAL
                                                    STOCKHOLDERS'
                                                       EQUITY
                                     ACCUMULATED    (NET CAPITAL
                                       DEFICIT       DEFICIENCY)
                                     ------------   -------------
Balance at December 31, 1996.......  $(13,795,600)  $ 14,944,020
Deferred compensation and related
  amortization.....................            --         17,958
Acceleration of stock options......            --         52,137
Extension of warrants..............            --         50,000
Issuance of Series A preferred
  stock, net of issuance cost......            --      1,138,000
Employee stock purchase plan.......            --         74,980
Issuance of common stock for
  services rendered................            --          8,053
Issuance of common stock for
  exercise of stock option.........            --         27,765
Dividend imputed on Series A
  convertible preferred stock,
  classified outside if
  stockholders' equity (net capital
  deficiency)......................            --       (937,500)
Net loss...........................   (15,947,282)   (15,947,282)
                                     ------------   ------------
Balance at December 31, 1997.......   (29,742,882)      (571,869)
Issuance of stock dividends to
  Series A preferred
  stockholders.....................      (153,128)            --
Issuance of common stock for the
  exercise of warrants.............            --        103,745
Issuance of common stock for
  exercise of stock options........            --        271,308
Conversion of Series A preferred
  stock............................            --        475,000
Issuance of common stock for
  services rendered................            --         87,108
Charge associated with extending
  option terms.....................            --        405,718
Deferred compensation and related
  amortization.....................            --        285,000
Common stock issued to SOFTBANK and
  affiliates.......................            --     15,358,824
Dividend imputed on Series A
  convertible preferred stock,
  cancelled upon buyout of Series A
  convertible preferred by
  SOFTBANK.........................            --        937,500
Employee stock purchase plan.......            --         43,967
Common stock issued for Email
  Publishing, Inc. acquisition.....            --     19,680,202
Common stock and warrants issued
  for Distributed Bits, L.L.C.
  acquisition......................            --      5,239,030
Net loss...........................   (13,832,023)   (13,832,023)
                                     ------------   ------------
Balance at December 31, 1998.......   (43,728,033)    28,483,510
Issuance of common stock for
  exercise of stock options........            --      3,288,525
Issuance of common stock for the
  exercise of warrants.............            --      1,038,834
Deferred compensation and related
  amortization.....................            --       (644,526)
Acceleration of stock options......            --        916,007
Common stock issued for Revnet
  acquisition......................            --     41,034,901
Common stock issued for Decisive
  acquisition......................            --     39,160,956
Common stock issued for Private
  Offerings........................            --     49,963,066
Employee stock purchase plan.......            --        272,007
Issuance of common stock for
  forgiveness of stockholder
  debt.............................            --        146,104
Net loss...........................   (46,269,261)   (46,269,261)
                                     ------------   ------------
Balance at December 31, 1999.......  $(89,997,294)  $117,390,123
                                     ============   ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(46,269,261)  $(13,832,023)  $(15,947,282)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    28,923,515      2,185,917      1,079,758
  Amortization of Deferred Compensation.....................       430,864        285,000         17,958
  In-process technology charge..............................            --      1,300,000             --
  Loss on disposal of assets................................            --         33,943         11,249
  Common stock issued for services..........................            --         87,108          8,053
  Compensation expense for stock options....................       916,007        405,718         52,137
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (3,144,845)      (132,555)      (119,707)
    Prepaid expenses and other..............................      (316,549)        23,145       (334,775)
    Deposits and other......................................      (267,144)       115,983        (71,098)
    Accounts payable........................................       385,063       (371,721)      (185,974)
    Accrued compensation and related liabilities............     1,476,634       (262,261)        (1,998)
    Deferred revenue........................................       (51,224)      (537,790)       473,107
    Accrued interest........................................       (15,226)      (274,677)        93,564
    Deferred Rent...........................................       (13,083)            --             --
    Amount due to stockholders..............................            --        (97,500)      (220,000)
    Other accrued liabilities...............................    (1,062,726)      (833,077)        25,223
                                                              ------------   ------------   ------------
Net cash flows used in operating Activities.................   (19,007,975)   (11,904,790)   (15,119,785)
INVESTING ACTIVITIES
Additions to furniture, equipment and software..............    (3,775,019)      (436,474)      (929,641)
Proceeds from sales of fixed assets.........................            --         14,733         11,769
Cash and cash equivalents acquired with acquisitions........     2,053,541             --             --
Maturity of short term investment...........................            --             --        200,000
                                                              ------------   ------------   ------------
Net cash flows used in investing activities.................    (1,721,478)      (421,741)      (717,872)
FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock, net of
  issuance costs............................................            --             --      4,888,000
Proceeds from issuance of common stock, net of issuance
  costs.....................................................    50,235,073      8,908,444         74,980
Proceeds from issuance/extension of warrants................     1,038,834        103,745         50,000
Proceeds from borrowings from stockholders and bank.........            --      1,411,578             --
Proceeds from exercise of stock options.....................     3,288,525        271,308         27,765
Repayment of amount due to stockholders.....................      (395,000)            --             --
Repayment of loan from Bank.................................       (91,509)            --             --
Repayment of capital lease obligations......................       (85,568)       (40,228)            --
                                                              ------------   ------------   ------------
Net cash flows provided by financing activities.............    53,990,355     10,654,847      5,040,745
                                                              ------------   ------------   ------------
Net increase/(decrease) in cash and cash equivalents........    33,260,902     (1,671,684)   (10,796,912)
Cash and cash equivalents at the beginning of year..........     4,659,375      6,331,059     17,127,971
                                                              ------------   ------------   ------------
Cash and cash equivalents at the end of year................  $ 37,920,277   $  4,659,375   $  6,331,059
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $     89,063   $     83,892   $     95,360
                                                              ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock for forgiveness of stockholder
  debt......................................................  $    146,104   $  1,533,764   $         --
                                                              ============   ============   ============
Conversion of Series A redeemable convertible preferred
  stock.....................................................  $         --   $  3,233,730   $         --
                                                              ============   ============   ============
Issuance of common stock for forgiveness of SOFTBANK loan...  $         --   $  1,411,578   $         --
                                                              ============   ============   ============

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     MessageMedia Inc. (the "Company" or "MessageMedia") is a leading provider of permission-based, comprehensive e-messaging solutions. E-messaging is the term used to describe the Company's suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. The Company's suite of services and products, including Internet-based marketing, customer care, survey and information distribution solutions, enable businesses to use e-messaging as a strategic tool to increase sales, improve customer communication and develop long-term customer loyalty. The Company's e-messaging solutions, available either on an outsourced-subscription basis or as packaged software licensed on a hosted or client in-house basis, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service.

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

     On December 9, 1998, the Company changed its name to MessageMedia and its Nasdaq National Market symbol to "MAIL" and amended the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 40,000,000 to 100,000,000 shares. On March 30, 1999, the Company changed its Nasdaq symbol to "MESG".

     On December 9, 1998, the Company acquired all of the common stock and all outstanding rights of the common stock of Email Publishing, Inc. ("EPub") in exchange for 5,582,676 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,324 additional shares of MessageMedia common stock at a weighted average exercise price of $.04 per share.

     On December 11, 1998, the Company acquired all equity interests, including options, warrants or other purchase rights, if any, in Distributed Bits, L.L.C. ("DBits"), in exchange for 1,305,320 shares of MessageMedia common stock and warrants to purchase an additional 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share.

     On March 26, 1999, the Company issued 2,352,942 shares of the Company's common stock in a private placement for net proceeds to the Company of $9,902,082.

     On August 9, 1999, the Company acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Revnet Systems, Inc. in exchange for 3,262,120 shares of MessageMedia common stock and the assumption of options to acquire up to approximately 681,675 additional shares of MessageMedia common stock, at a weighted average exercise price of $1.36 per share. (See Note 3 for details of this acquisition.)

                               MESSAGEMEDIA, INC.

     On August 16, 1999, the Company acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Decisive Technology Corporation in exchange for 2,054,498 shares of MessageMedia common stock and the assumption of options to acquire up to approximately 466,818 additional shares of MessageMedia common stock, at a weighted average exercise price of $2.69. (See Note 3 for details of this acquisition.)

     On October 21, 22, and 25, 1999, in three separate closings, the Company completed a private placement of 4,095,124 shares of the Company's common stock for net proceeds to the Company of $40,060,984.

  Principles of Consolidation

     The consolidated financial statements include the accounts of MessageMedia and its majority owned subsidiaries in which the Company has a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

  Reclassifications of Prior Year Amounts

     Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The Company maintains its cash in bank deposit accounts and commercial paper, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company's financial instruments include current assets and liabilities. The carrying amount of the Company's financial instruments reported in the balance sheets approximates their fair value.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in high quality U.S. financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have a significant credit risk.

  Furniture, Equipment and Software

     Furniture, equipment and software are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Depreciation expense was $1,291,944, $1,116,232, $1,051,590 for the years ended December 31, 1999, 1998 and 1997 respectively.

                               MESSAGEMEDIA, INC.

  Intangible Assets

     Intangible assets arose primarily from the acquisition of two entities in December 1998 and two entities in August of 1999. (See Note 3). The excess of cost over the fair value of the net assets acquired has been allocated to goodwill and developed technology. These intangible assets are being amortized over their useful lives of two years.

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

  Revenue Recognition

     The Company derives its revenue from outsourced e-messaging services and licenses of software products and related support services. The company's outsourced e-messaging services include information distribution, e-mail marketing, e-customer care, e-commerce messaging and e-survey. Our software products provide e-messaging and e-survey capabilities for clients desiring their own "in house" solution. Prior to July 1998, the Company derived its revenue from its First Virtual Internet Payment System ("FVIPS") and related consulting services. In the third quarter of 1998, the Company phased out the operations of the FVIPS and launched its e-messaging services.

     Messaging revenue is recognized as earned in accordance with individual customer contracts, which typically provide for monthly minimums and varying revenue on a per message basis, depending upon monthly message volumes and message complexity. Revenue from e-survey service agreements is typically recognized on a percentage completion basis.

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 and was amended by Statement of Position 98-4 (SOP 98-4). The Company's revenue recognition policies and practices for software license fees are consistent with SOP 97-2 and SOP 98-4. Additionally, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9 and is effective for transactions entered into beginning January 1, 2000. The pronouncement is not expected to materially impact the Company's revenue recognition practices. Software products and support services revenue is recognized at the time of shipment of the related software products. Typically, no significant post shipment obligations exist after the software sale. A substantial number of our customers that purchase our software products also enter into annual support and maintenance contracts. Revenue attributable to annual support and maintenance contracts is recognized ratably over the term of the respective agreement.

                               MESSAGEMEDIA, INC.

     FVIPS revenue consists of consumer and merchant registrations, transaction revenue and marketing revenue. Consumer registration fees and merchant registration fees were recognized over a twelve month period. Also, the related direct costs of processing such registrations and renewals were deferred and amortized over a 12-month period. Transaction revenue and marketing revenue were recognized when earned. The operation of the Internet payment system was discontinued in the third quarter of 1998.

  Net Loss Per Share

     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods, have been represented, and where appropriate, restated to conform to the SFAS 128 requirements. Due to the antidilutive effect, options, warrants, and preferred shares were not included in the calculation of diluted earnings per share.

  Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2. BALANCE SHEET DETAILS

     Accounts Receivable, net consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
Trade Accounts Receivable...................................  $4,545,228   $647,584
Other receivables...........................................     304,283     33,343
Less allowance for doubtful accounts........................    (571,834)        --
                                                              ----------   --------
                                                              $4,277,677   $680,927
                                                              ==========   ========

     Furniture, equipment and software consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Equipment..................................................  $ 5,689,292   $ 2,942,430
Software...................................................    2,121,497     1,068,635
Furniture..................................................      223,661         6,922
Less accumulated depreciation..............................   (3,306,611)   (2,542,267)
                                                             -----------   -----------
                                                             $ 4,727,839   $ 1,475,720
                                                             ===========   ===========

                               MESSAGEMEDIA, INC.

     Intangible assets consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1999          1998
                                                            ------------   -----------
Developed technology-EPub.................................  $    900,000   $   900,000
Goodwill-EPub.............................................    18,200,259    18,200,259
Goodwill-DBits............................................     5,833,357     5,833,357
Goodwill-Revnet...........................................    39,404,967            --
Goodwill-Decisive.........................................    39,428,361            --
Less accumulated amortization.............................   (28,604,723)   (1,038,901)
                                                            ------------   -----------
                                                            $ 75,162,221   $23,894,715
                                                            ============   ===========

     Other accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
Directors and officers insurance payable....................  $       --   $147,187
Accrued Sales Taxes.........................................     390,667         --
Reserve for payment system shutdown (Note 8)................      65,376    198,410
Other accrued liabilities...................................     565,343    238,173
                                                              ----------   --------
                                                              $1,021,386   $583,770
                                                              ==========   ========

3. ACQUISITIONS

  Acquisition of Email Publishing, Inc.

     On December 9, 1998, the Company acquired all of the common stock and all outstanding rights of the common stock of Email Publishing, Inc. ("EPub") in exchange for 5,582,676 shares of MessageMedia common stock and the assumption by MessageMedia of options and warrants to acquire up to approximately 417,324 additional shares of MessageMedia common stock at a weighted average exercise price of $0.04 per share. The purchase price was calculated to be $20,763,300 based on the fair market value of $3.38 per share of MessageMedia common stock. The purchase price includes estimated merger costs of $500,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $18,200,259 in goodwill and $900,000 of developed technology was recorded related to this acquisition.

  Acquisition of Distributed Bits, L.L.C.

     On December 11, 1998, the Company acquired all equity interests, including options, warrants or other purchase rights, if any, in Distributed Bits, L.L.C. ("DBits"), in exchange for 1,305,320 shares of MessageMedia common stock and warrants to purchase an additional 250,000 shares of MessageMedia common stock at an exercise price of $6.00 per share and an additional 250,000 shares of MessageMedia common stock at $8.00 per share. The purchase price was calculated to be $5,577,635 based on the fair market value of $3.65 per share of MessageMedia common stock. The purchase price includes estimated merger costs of $300,000 and the value of warrants of $350,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $5,833,357 in goodwill was recorded related to this acquisition.

  Acquisition of Revnet Systems, Inc.

     On August 9, 1999, MessageMedia acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Revnet Systems, Inc. in exchange for 3,262,120 shares of MessageMedia

                               MESSAGEMEDIA, INC.

common stock and the assumption of options to acquire up to approximately 681,675 additional shares of MessageMedia common stock, at a weighted average exercise price of $1.36. The purchase price was calculated to be $41,834,901 based on the fair market value of $10.64 per share of MessageMedia common stock. The purchase price also includes estimated acquisition costs of $800,000. The transaction was accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Current assets acquired................................   $ 2,279,472
Furniture, equipment and software......................       175,867
Other long term assets.................................           591
Goodwill...............................................    39,404,967
Liabilities assumed....................................    (1,101,385)
Deferred Compensation..................................     1,075,389
                                                          -----------
                                                          $41,834,901
                                                          ===========

  Acquisition of Decisive Technology Corporation

     On August 16, 1999, MessageMedia acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Decisive Technology Corporation in exchange for 2,054,498 shares of MessageMedia common stock and the assumption of options to acquire up to approximately 466,818 additional shares of MessageMedia common stock, at a weighted average exercise price of $2.69. The transaction was accounted for using the purchase method of accounting and goodwill was recorded. The purchase price was calculated to be $39,635,955 based on the fair market value of $16.03 per share of MessageMedia common stock. The purchase price also includes estimated acquisition costs of $475,000. The transaction was accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Current assets acquired................................   $   519,671
Furniture, equipment and software......................       607,500
Other assets...........................................        57,104
Goodwill...............................................    39,428,361
Liabilities assumed....................................      (976,681)
                                                          -----------
                                                          $39,635,955
                                                          ===========

     On the date of the acquisition, the Company implemented a plan to relocate the Decisive facility to Colorado. The Company estimated the cost of the relocation as approximately $328,000 which includes costs associated with employee relocation or termination costs and other miscellaneous facility closure costs. As of December 31, 1999, approximately $165,000 of termination and relocation costs have been incurred and expensed against this reserve.

     The accompanying statements of operations reflect the operating results of Revnet and Decisive since the date of their respective acquisitions. The pro forma unaudited results of operations for the years ended December 31, 1999 and 1998, assuming the purchase of Revnet and Decisive had occurred on January 1, of the respective years, are as follows:

                                                               1999           1998
                                                           ------------   ------------
                                                                   (UNAUDITED)
Net revenues.............................................  $ 13,635,029   $  5,527,825
                                                           ============   ============
Net loss attributable to common stockholders.............  $(73,831,406)  $(59,800,653)
                                                           ============   ============
Net loss per share attributable to common stockholders,
  basic and diluted......................................  $      (1.49)  $      (2.17)
                                                           ============   ============

                               MESSAGEMEDIA, INC.

4. RELATED PARTY TRANSACTIONS

     In conjunction with the sale of 1,250,000 shares of common stock to a stockholder on September 16, 1994 for $200,000, the Company obtained an unsecured line of credit from the stockholder for borrowings up to $800,000. The Company also had an unsecured line of credit from a stockholder which allowed for maximum borrowings of $400,000. The borrowings plus interest at 8% were due upon the earlier of (i) January 31, 1998 or (ii) the closing of an underwritten public offering (other than the IPO) of the Company's common stock. At December 31, 1997, $1,200,000 had been drawn against these lines of credit. On February 5, 1998, these two stockholders filed civil actions against the Company seeking to recover the principal and interest due. The total amount of principal and interest was approximately $1.5 million which was reflected as current liabilities in the 1997 financial statements. On June 23, 1998, the two stockholders signed a release for this lawsuit and the debt was settled. (See
Note 7)

     On August 20, 1996, the Company entered into an agreement with the Series B stockholder for the waiver of a previous agreement to use the Series B stockholder as an exclusive services provider. In return for the waiver, the Company agreed to pay the Series B stockholder facility fees totaling $500,000 and transaction surcharges of no less than $500,000 during the 40-month period beginning September 1, 1996, dependent upon the number of transactions processed through service providers other than the Series B stockholder. The Company charged the $1,000,000 associated with this agreement to general and administrative expenses during 1996. At December 31, 1998, the Company had an outstanding balance of $395,000 due to this stockholder. As of December 31, 1999 the outstanding balance of the amount due to this stockholder had been paid in full. There was no interest charged on the outstanding balance.

     The Company's credit card transaction services were provided by Paymentech, Inc., a stockholder. Fees for these services amounted to $151,284 and $58,520 for the years ended December 31, 1997 and 1998, respectively. Fees paid in 1998 are significantly less compared to prior years, due to the Company's decision in December 1997, to focus its efforts on its messaging platform and move away from its payment system operations. The operations of the payment system ceased in the third quarter of 1998.

     Marketing and Sales expense for the year ended December 31, 1999 includes a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer which included an option vesting acceleration clause that was triggered upon the company obtaining certain sales contracts and/or certain sales levels.

5. NOTE PAYABLE

     In connection with the acquisition of EPub in December 1998, MessageMedia assumed a note owed to a bank with an interest rate of the bank's prime rate plus 1%, and monthly principal payments of $6,250, due through the note's maturity date of June 2000. The note was secured by certain assets of the Company. As of December 31, 1999, the note has been paid in full. In connection with the note, detachable warrants were issued by EPub. (See Note 7)

6. COMMITMENTS

  Leases

     The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements. The facility leases require the Company to pay standard common area maintenance fees and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $885,331, $635,923 and $523,214 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               MESSAGEMEDIA, INC.

     The Company acquired certain equipment capital lease obligations when it acquired Decisive in August 1999. Cost and accumulated depreciation of equipment under capital leases were $95,853 and $39,103 respectively at December 31, 1999.

     Annual future minimum lease payments for operating and capital leases as of December 31, 1999, are as follows:

                                                           OPERATING LEASES   CAPITAL LEASES
                                                           ----------------   --------------
     2000................................................     1,086,469           35,977
     2001................................................       635,836           20,693
     2002................................................       574,378           18,525
     2003................................................       523,533            6,175
     2004 and thereafter.................................       539,598               --
                                                              ---------          -------
Total minimum lease payments.............................     3,359,814           81,370
                                                              =========
Less amount representing interest........................                        (20,140)
                                                                                 -------
Present value of future minimum lease payments...........                         61,230
Less current portion.....................................                        (25,422)
                                                                                 -------
Long-term portion of obligations under capital leases....                         35,808
                                                                                 =======

7. STOCKHOLDERS' EQUITY

  Preferred Stock

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

  Warrants

     In connection with the sale of Series B preferred stock in December 1995 to a financial institution, the Company issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised this warrant by purchasing 465,000 shares of Series B preferred stock at $3.189 per share. In addition, the Series B preferred stockholder paid the Company $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B

                               MESSAGEMEDIA, INC.

preferred stock at $0.01 per share. In March 1998, the Series B shareholder exercised their warrant to purchase 852,272 shares of Series A preferred stock, which was immediately converted into shares of the Company's common stock. In December 1999, the warrant for 475,734 series B preferred shares was exercised, and immediately converted into common stock. The Company received net proceeds of approximately $4.4 million in connection with the original transaction.

     In connection with a consulting agreement, an incentive warrant to purchase 300,000 shares of common stock at $5.63 per share was issued on September 24, 1997 to a third party. The first 100,000 shares of common stock can be exercised when the third party produces $10 million of net sales through the use of technology and services provided by the Company. The second 100,000 shares of common stock can be exercised when the third party produces $25 million of net sales through the use of technology and services provided by the Company and the third 100,000 shares of common stock can be exercised when the third party produces $50 million of net sales through the use of technology and services provided by the Company. These warrants expire on December 20, 2003. As of December 31, 1999 no sales have been attributed to the third party's efforts.

     Under a certain consulting agreement, dated September 8, 1997, a warrant to purchase 65,000 shares of common stock at $5.63 per share was granted to a third party as payment for consulting services rendered. Under the terms of the September 8, 1997 warrant agreement, 20,000 shares became exercisable upon completion (as defined in the agreement) with the remaining 45,000 shares to be exercisable when the third party delivers to the Company, two catalog merchants who execute agreements with the Company in regards to either licensing of VirtualPINS or interactive messaging services. These warrants expire on December 30, 2002. On September 29, 1997, the warrant to purchase 20,000 of the Company's common stock became exercisable and accordingly, the Company estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal. This warrant expires on December 30, 2002. In June 1998, the warrant to purchase 45,000 of the Company's common stock expired as the incentive terms of this portion of the agreement were not met. On March 3, 1999, an additional warrant for 10,000 common shares at $5.63 was granted to the third party and are exercisable through December 2002. The Company estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal.

     In connection with the sale of Series A redeemable convertible preferred stock in October 1997, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A preferred stockholders. These warrants will expire on October 15, 2001. In June 1998, the original Series A preferred stockholders were granted a reduction in the exercise price of these warrants from $5.75 per share to $1.00 per share. Such warrants carry restrictions as to their exercisability. As of December 31, 1999, all of these warrants, with the exception of 17,000, have been exercised.

     In connection with the Company's acquisition of EPub in December 1998, the Company assumed a warrant issued to a financial institution which was convertible into 25,564 shares of the Company's common stock at an exercise price of $0.40 per share. This warrant was exercised in February 1999.

     In connection with the Company's acquisition of DBits in December 1998, the Company issued warrants to purchase an aggregate of 500,000 shares of the Company's common stock, of which 250,000 may be exercised for $6.00 per share and 250,000 may be exercised for $8.00 per share. These warrants are exercisable immediately with the $6.00 warrants expiring on May 11, 2001 and the $8.00 warrants expiring on May 11, 2002. The Company estimated the fair value of these warrants to be $350,000 using the Black-Scholes option pricing model. 40,340 of the warrants were exercised on April 5, 1999, and 1,000 of the warrants were exercised on June 23, 1999.

                               MESSAGEMEDIA, INC.

  Stock Option Plans

     The Company's 1994 Incentive and Non-Statutory Stock Option Plan ("1994 Plan"), under which options to purchase 482,300 shares of common stock were granted, was replaced with the 1995 Stock Plan ("1995 Plan"). Under the 1995 Plan, the Company is authorized to issue up to 7,000,000 common shares to officers, employees, directors and certain other individuals providing services to the Company. In 1999, a non-officer plan ("1999 Plan") was authorized under which the Company can issue up to 1,158,000 common shares to employees. Options granted under the 1995 and 1999 Plans generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive and non-qualified stock options are granted at prices which approximate the fair value of the shares at the date of grant. In 1998, the Company assumed 391,760 options with the acquisition of EPub, and in 1999, the Company assumed 681,675 options with the acquisition of Revnet and 466,818 with the acquisition of Decisive. The following table summarizes stock option activity, including the options assumed in the EPub, Revnet and Decisive acquisitions:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Balance at December 31, 1996................................   1,743,170       $ 4.82
  Options granted...........................................   1,115,600         4.54
  Options exercised.........................................     (85,690)        0.32
  Options canceled..........................................    (504,987)        7.49
                                                              ----------       ------
Balance at December 31, 1997................................   2,268,093       $ 4.14
  Options granted...........................................   4,145,919         1.87
  Option assumed in acquisitions............................     391,760         0.02
  Options exercised.........................................    (659,637)        0.41
  Options canceled..........................................  (2,021,348)        4.48
                                                              ----------       ------
Balance at December 31, 1998................................   4,124,787       $ 2.01
  Options granted...........................................   4,156,644        10.90
  Option assumed in acquisitions............................   1,148,493         1.90
  Options exercised.........................................  (1,700,049)        1.96
  Options canceled..........................................  (1,444,273)        5.11
                                                              ----------       ------
Balance at December 31, 1999................................   6,285,602       $ 7.07
                                                              ==========       ======

  Other Option Activity

     Pursuant to the terms of the December 22, 1995 Series B preferred stock Purchase Agreement, on April 11, 1996, the Company's board of directors granted options to purchase 1,000,000 shares of common stock to officers, directors and key employees of the Company at $6.30 per share. All of these options are fully vested and as of December 31, 1999, none have been exercised. In 1999, the Company's board of directors granted additional options to purchase 2,173,000 shares of common stock to officers and directors at a weighted average exercise price of $7.86. As of December 31, 1999, 254,832 of these options were vested. All of these options were granted outside of the Company's stock option plans and therefore, are not included in the table above.

     On April 29, 1998, the Company offered all employees of record the opportunity to re-price their option grants under the 1995 Stock Option Plan to the fair market value of the stock on that date which was $0.94 per share. The Company cancelled 1,363,876 at a weighted-average exercise price of $4.75 and re-issued the same number of options at $0.94.

                               MESSAGEMEDIA, INC.

     As of December 31, 1999, the 1995 and 1999 Plans, as well as the options assumed under the Revnet and Decisive acquisitions, include 1,515,886 options which are exercisable. There are 820,838 options available for future grant under the 1995 and 1999 Plans.

  Summary of Outstanding Options

     Exercise prices and weighted average remaining contractual life for all options outstanding as of December 31, 1999 are as follows:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                 WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
     RANGE OF        NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
  EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
  --------------   -----------   ----------------   --------------   -----------   --------------
   $  0.01-0.32       276,717          6.85             $ 0.08          123,729        $ 0.10
   $  0.33-0.99     1,386,607          6.40             $ 0.92          746,092        $ 0.92
   $  1.00-5.00       794,607          7.67             $ 2.81          347,363        $ 2.84
   $ 5.01-10.00     3,436,190          8.33             $ 6.42        1,519,078        $ 6.46
   $10.01-15.00     3,367,981          9.54             $11.54           34,456        $11.77
   $15.01-20.00       196,500          9.84             $17.01               --        $   --
                    ---------                                         ---------
                    9,458,602                                         2,770,718
                    =========                                         =========

     Prior to the EPub and Revnet acquisitions, these companies had granted stock to certain of their employees at a per share value below the then current fair market value of such shares. As a result, when the company acquired EPub and Revnet, the Company assumed the deferred compensation balances that were recorded on their respective books. Deferred compensation expense amounted to $430,864, $285,000 and $17,958 for the years ended December 31, 1999, 1998 and
1997.

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the 1999 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of 1.25. The fair value for the 1998 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .75. The fair value for the 1997 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.41%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .50.

     The weighted average fair values of the options granted during 1999, 1998 and 1997 were $9.80, $2.17, and $4.66 respectively.

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

                               MESSAGEMEDIA, INC.

likely to be representative of the effects on pro forma net income (loss) in the future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 1999           1998           1997
                                             ------------   ------------   ------------
Pro forma net loss applicable to common
  shares...................................  $(59,609,658)  $(16,513,358)  $(17,889,405)
Pro forma net loss per common share, basic
  and diluted..............................  $      (1.29)  $      (0.74)  $      (2.02)

  Employee Stock Purchase Plan

     In 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP"), whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of each ESPP offering period or the end of each period. The ESPP expires at the earlier of December 31, 2006 or the date on which all shares available for issuance have been sold. The Company has reserved 100,000 shares of common stock for issuance under the ESPP. At December 31, 1999 employees have purchased 87,415 shares through the ESPP and 12,585 shares are available for future purchases.

  Shares Reserved for Future Issuance

     As of December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

Stock options............................................  10,279,440
Warrants.................................................     805,660
Employee stock purchase plan.............................      12,585
                                                           ----------
                                                           11,097,685
                                                           ==========

8. RESTRUCTURE CHARGE

     In the second quarter 1998, the Company recorded a restructuring charge of $812,166 as a result of the Company's decision to focus its efforts on its messaging platform, initiate efforts to cease operations of its FVIPS and better align its cost structure with expected revenue projections. The restructuring charge included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay other related expenses for 21 employees, and approximately $267,000 related to relocating the Company's corporate office and termination fees for cancellation of certain contracts related to FVIPS

     In the first quarter of 1999, the Company recorded a charge of $1,025,000 as a result of the Company's decision to relocate its corporate headquarters from San Diego, California to a new facility in Boulder Colorado. This decision was made to create efficiencies in the Company's messaging services operations, reduce overhead by centralizing the Company's offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, Distributed Bits, L.C.C., and Email Publishing, Inc. included the elimination of job responsibilities company wide, resulting in approximately $632,000 of employee severance pay other related expenses for 17 employees and, approximately $393,000 in moving expenses and costs related to closing our facility.

                               MESSAGEMEDIA, INC.

9. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. Valuation allowances of $30,365,000 and $7,620,000 have been recognized for 1999 and 1998, respectively, to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Deferred tax liabilities:
  Acquired Intangibles......................................  $   (329,000)  $  (370,000)
                                                              ------------   -----------
          Total deferred tax liabilities....................      (329,000)     (370,000)
Deferred tax assets:
  Net operating losses carryforwards........................    28,230,000     6,590,000
  R & D credit..............................................     1,329,000       810,000
  Other net.................................................     1,135,000       590,000
                                                              ------------   -----------
          Total deferred tax assets.........................    30,694,000     7,990,000
Valuation allowance for deferred tax assets.................   (30,365,000)   (7,620,000)
                                                              ------------   -----------
Net deferred tax assets.....................................  $         --   $        --
                                                              ============   ===========

     At December 31, 1999, approximately $4,000,0000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to paid in capital.

     At December 31, 1999, the Company has federal, California, and Colorado tax net operating loss carryforwards of approximately $74,700,000, $17,500,000, and $14,200,000. These federal, California and Colorado carryforwards will begin to expire in 2010, 2000, and 2019, respectively, unless previously utilized. The Company also has federal and California state research credit carryforwards of approximately $875,000 and $455,000, respectively, which will begin expiring in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating losses and tax credit carryforwards will be limited because of a cumulative change in ownership of more than 50% which occurred during 1999. Such tax net operating losses and credit carryforwards have been reduced, including the related deferred tax assets.

10. 401(k) PROFIT SHARING PLAN

     The Company maintains a 401(k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements set by the Company. The Board of Directors may, at its sole discretion, approve Company contributions. To date, there have been no Company contributions under the plan.

11. LEGAL PROCEEDINGS

     On October 19, 1998, Exactis.com, Inc, filed a complaint against our subsidiary EPub in the Federal District Court of Colorado. The complaint alleged infringement of a patent held by Exactis.com, Inc. and sought injunctive relief and unspecified damages. On October 28, 1998, we filed a complaint in the U.S. District Court for the Southern District of California against Exactis.com, Inc. The complaint alleged infringement of a patent held by us and sought injunctive relief and unspecified damages. On October 13, 1999 both parties agreed to a settlement of theses actions which have subsequently been dismissed by the courts with prejudice.

                               MESSAGEMEDIA, INC.

12. SUBSEQUENT EVENTS (UNAUDITED)

     On October 7, 1999, the Company entered into a non-binding agreement with @viso, a strategic partnership between Vivendi and SOFTBANK, to create MessageMedia Europe which will be a joint venture between the Company and @viso. On March 13, 2000, the Company completed definitive agreements for the joint venture between the Company and @viso, forming MessageMedia Europe. Under terms of the joint venture agreement, MessageMedia will own 51% and @viso will own 49% of the joint venture.

                                                                     SCHEDULE II

                               MESSAGEMEDIA, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT                         ADDITIONS                   BALANCE AT
                                 BEGINNING OF   CHARGED TO COSTS     CHARGED TO                    END OF
DESCRIPTION                         PERIOD        AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS     PERIOD
-----------                      ------------   ----------------   --------------   ----------   ----------
Reserve for Payment System
  Shutdown
  Year ended December 31,
     1998......................    $     --         $812,166          $     --       $613,756     $198,410
  Year ended December 31,
     1999......................    $198,410         $     --          $     --       $133,034     $ 65,376
Allowance for Bad Debt
  Year ended December 31,
     1999......................    $     --         $462,163          $153,187       $ 43,516     $571,834

                               INDEX TO EXHIBITS

         NUMBER                                 EXHIBIT TITLE
         ------                                 -------------
          2.1.1*****     -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Revnet Systems Inc.
                            and MM1 Acquisition Corporation.
          2.1.2*****     -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Decisive Technology
                            Corporation and MM2 Acquisition Corporation.
          3.1*           -- Amended and Restated Certificate of Incorporation of the
                            Company.
          3.2*           -- Bylaws of the Company.
         10.1*           -- Form of Indemnification Agreement entered into between
                            Company and its officers and directors.
         10.2*           -- The Company's 1994 Incentive and Non-Statutory Stock
                            Option Plan.
         10.3*           -- The Company's 1995 Stock Plan.
         10.4*           -- The Company's Employee Stock Purchase Plan.
         10.7*           -- Marshall T. Rose Employment Agreement.
         10.9*           -- Series A Preferred Stock Purchase Agreement dated as of
                            May 22, 1995 between the Company and the purchasers named
                            therein.
         10.10*          -- Series B Preferred Stock Purchase Agreement dated as of
                            December 22, 1995 between the Company and First USA
                            Merchant Services, Inc..
         10.11*          -- Securities Purchase Agreement between the Company and
                            General Electric Capital Corporation, dated July 3, 1996.
         10.12*          -- Warrant to Purchase 47,619 shares of Common Stock, issued to General Electric Capital Corporation as of July 3,
                            1996.
         10.13*          -- Series D Preferred Stock Purchase Agreement between the
                            Company and First Data Corporation, dated August 26,
                            1996.
         10.14*          -- Amended and Restated Shareholder Rights Agreement dated
                            August 26, 1996 between the Company and First Data
                            Corporation.
         10.16*          -- Warrant to purchase 475,734 shares of Series B Preferred
                            Stock, issued to First USA Paymentech.
         10.25*          -- Master Lease Agreement dated as of October 24, 1996
                            between the Company and ComDisco, Inc.
         10.32*****      -- David Ehrenthal employment agreement
         10.33*****      -- Purchase Agreement dated April 30, 1998 among the
                            Company, SOFTBANK Holdings and SOFTBANK Technology
                            Ventures IV, LP
         10.34*****      -- Loan Agreement dated April 30, 1998 among the Company and
                            SOFTBANK Holdings, Inc.
         10.35*****      -- Form of Convertible Promissory Note issued to SOFTBANK
                            Holdings, Inc.
         10.36*****      -- Bert C. Klein employment agreement
         10.37*****      -- Philip Bane Severance Agreement
         10.38*****      -- Nathaniel Borenstein Severance Agreement
         10.39*****      -- John Stachowiak Severance Agreement
         10.40*****      -- Carolyn Turbyfill Severance Agreement
         10.41**         -- Dennis J. Cagan Employment Agreement
         10.42**         -- A. Laurence Jones Employment Agreement
         10.43***        -- Robin Green Employment Agreement

         NUMBER                                 EXHIBIT TITLE
         ------                                 -------------
         10.44***        -- Mary Beth Loesch Employment Agreement
         10.45***        -- Elizabeth Wallace Employment Agreement
         10.46***        -- Sue Morse Employment Agreement
         10.47***        -- Bert Klein Employment Agreement
         10.48****       -- Stuart Obermann Employment Agreement
         10.49****       -- Randy Bachmeyer Employment Agreement
         10.50****       -- Kelly Wood Employment Agreement
         10.51           -- Martin T. Johnson Employment Agreement
         10.52           -- Denis Cagan Separation Agreement
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young, LLP, Independent Auditors
         27.1            -- Financial Data Schedule.

---------------

* Previously filed as exhibits to the Company's Registration Statement on Form S-1 (SEC File #333-14573).

** Previously filed as exhibit to the Company's Form 10-Q, March 31, 1999 (SEC File #000-21751).

*** Previously filed as exhibit to the Company's Form 10-Q, June 30, 1999 (SEC File #000-21751).

**** Previously filed as exhibit to the Company's Form 10-Q, September 30, 1999 (SEC File #000-21751).

***** Previously filed.