Form 10-Q
period 2000-03-31
MESSAGEMEDIA INC
filed 2000-05-15
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  X    No
                           -----    -----

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 55,743,142 shares as of March 31, 2000.

                               MESSAGEMEDIA, INC.
                                      INDEX


                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of March  31, 2000 (unaudited) and
         December 31, 1999                                                                  3

         Consolidated Statements of Operations (unaudited) for the three months
         ended March 31, 2000 and 1999                                                      4

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2000 and 1999                                         5

         Notes to the Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                              7

         Factors Affecting Operating Results and Market Price of Stock                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        21

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                 21

Item 2.  Changes in Securities and Use of Proceeds                                         21

Item 3.  Defaults Upon Senior Securities                                                   21

Item 4.  Submission of Matters to a Vote of Security Holders                               21

Item 5.  Other Information                                                                 21

Item 6.  Exhibits and Reports on Form 8-K                                                  21


SIGNATURES                                                                                 22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       March 31,        December 31,
                                                                          2000              1999
                                                                      ------------      ------------
ASSETS                                                                (unaudited)         (note 1)
Current assets:
  Cash and cash equivalents                                           $     28,160      $     37,920
  Accounts receivable trade, net                                             7,249             4,140
  Accounts receivable other                                                  1,190               138
  Prepaid expenses and other                                                 2,091               749
                                                                      ------------      ------------
Total current assets                                                        38,690            42,947

Furniture, equipment and software, net                                       8,508             4,728
Intangible assets, net                                                      62,191            75,162
Deposits and other                                                             288               354
                                                                      ------------      ------------
Total assets                                                          $    109,677      $    123,191
                                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $      2,815      $      2,482
  Accrued compensation and related liabilities                               2,047             1,912
  Deferred revenue                                                             492               324
  Capital lease obligations, current portion                                    18                25
  Other accrued liabilities                                                  1,723             1,022
  Payable to Joint Venture Partner                                             915                --
                                                                      ------------      ------------
Total current liabilities                                                    8,010             5,765
Capital lease obligations                                                       31                36
                                                                      ------------      ------------
Total long term liabilities                                                     31                36

Minority interest                                                             (705)               --

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding at March 31, 2000 and December 31, 1999                           --                --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    55,743,142 and 54,920,498 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                          56                55
  Additional paid-in-capital                                               211,705           208,343
  Warrants                                                                     321               321
  Deferred compensation                                                     (1,104)           (1,332)
  Other comprehensive income                                                     5                --
  Accumulated deficit                                                     (108,642)          (89,997)
                                                                      ------------      ------------
Total stockholders' equity                                                 102,341           117,390
                                                                      ------------      ------------
Total liabilities and stockholders' equity                            $    109,677      $    123,191
                                                                      ============      ============

 See accompanying notes

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                              Three Months Ended March 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------

Revenues                                     $      7,043      $        753

Cost of revenues                                    2,931               108
                                             ------------      ------------
Gross profit                                        4,112               645

Operating expenses:
  Marketing and sales                               5,499               942
  Research, development
    and engineering                                 1,265               937
  General and administrative                        3,493             1,347
  Restructuring charge                                 --             1,025
  Depreciation and amortization                    13,710             3,413
                                             ------------      ------------
Total operating expenses                           23,967             7,664
                                             ------------      ------------
Loss from operations                              (19,855)           (7,019)
Interest income                                       509                32
Interest expense                                       (4)              (17)
                                             ------------      ------------
Net loss before minority interest                 (19,350)           (7,004)
                                             ------------      ------------

Minority Interest                                     705                --
                                             ------------      ------------
Net loss applicable to
  common shares                              $    (18,645)     $     (7,004)
                                             ============      ============
Net loss per share, basic
  and diluted                                $      (0.34)     $      (0.17)

Shares used in per share
  computation, basic and
  diluted                                          55,324            40,583

OTHER DATA:

EBITDA                                       $     (6,145)     $     (3,606)


See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               2000              1999
                                                           ------------      ------------
OPERATING ACTIVITIES
Net loss                                                   $    (18,645)     $     (7,004)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                  13,710             3,413
  Common stock issued for services                                   --                61
  Amortization of deferred compensation                             228                --
  Compensation expense for stock options                             --                78
  Minority Interest                                                (705)               --
  Changes in operating assets and liabilities:
    Accounts receivable                                          (4,162)             (169)
    Prepaid expenses and other                                   (1,342)               97
    Deposits and other                                               63                15
    Accounts payable                                                333              (558)
    Accrued compensation and related liabilities                    135                14
    Deferred revenue                                                168               122
    Payable to Joint Venture partner                                915                --
Other accrued liabilities                                           701               691
                                                           ------------      ------------
Net cash used in operating activities                            (8,601)           (3,240)

INVESTING ACTIVITIES
Additions to furniture, equipment and software                   (4,518)              (83)
Proceeds from sale of fixed assets                                   --                 1
                                                           ------------      ------------
Net cash used in investing activities                            (4,518)              (82)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                       3,363            10,419
Repayment of amount due to stockholder                               --               (10)
Repayment of loan from bank                                          --               (97)
Repayment of capital lease obligations                              (12)              (15)
                                                           ------------      ------------
Net cash provided by financing activities                         3,351            10,297

Effect of exchange rate changes on cash
  and cash equivalents                                                8                --

Net increase (decrease) in cash and cash
  equivalents                                                    (9,760)            6,975

Cash and cash equivalents at the beginning
  of period                                                      37,920             4,659
                                                           ------------      ------------
Cash and cash equivalents at the end
  of period                                                $     28,160      $     11,634
                                                           ============      ============

See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included on MessageMedia, Inc's ("MessageMedia" or the "Company") Form 10-K for the year ended December 31, 1999.

2. EBITDA

EBITDA is defined as operating income (loss) before interest, taxes, depreciation, amortization and minority interest. The primary measure of operating performance is net earnings (loss). Although EBITDA is a measure commonly used in our industry, it should not be construed as an alternative to net earnings (loss), determined in accordance with GAAP, as an indicator of operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP.

3. JOINT VENTURE

On October 7, 1999, we entered into a non-binding agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V., Inc. ("MME"), a joint venture between MessageMedia and @viso. On March 13, 2000, we completed definitive agreements for the joint venture. Under terms of the joint venture agreement, MessageMedia owns 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture will be funded with $15.3 million. MME is consolidated into our financial statements. These results include the to-date startup cost associated with the establishment of MME

4. SUBSEQUENT EVENTS

On April 4, 2000 we signed letters of intent with eVentures UK and eVentures Holdings Pty Ltd in Australia to establish MessageMedia United Kingdom ("MessageMedia UK") and MessageMedia Australia, Ltd ("MessageMedia Australia"). Both eVentures companies are part of a joint venture between SOFTBANK and e-partners, a venture capital fund sourced by News Corporation. The MessageMedia UK joint venture will operate out of London, while MessageMedia Australia will be based in Sydney.

5. OTHER COMPREHENSIVE INCOME

Other comprehensive income on the March 31, 2000 balance sheet consists of a foreign currency translation gain related to MessageMedia Europe.

6. RESTRUCTURING RESERVE

Shortly after the acquisition of Decisive Technology Corporation, we implemented a plan to relocate the Decisive facility to Colorado. We estimated the cost of the relocation at approximately $328,000 which includes costs associated with employee relocation or termination costs and other miscellaneous facility closure costs. For the three months ended March 31, 2000, we charged $163,000 to the reserve which brought it to a zero balance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q may contain, forward-looking statements including statements regarding the Company's strategy, financial performance and revenue sources, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect the Company's business. The following discussion should be read in conjunction with the Company's financial statements and notes thereto.



COMPANY OVERVIEW

MessageMedia, Inc. ("MessageMedia or the "Company") is a leading provider of permission-based, comprehensive e-messaging solutions. E-messaging is our term to describe our suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. Our suite of services and products, including Internet-based marketing ("e-marketing"), customer care, e-commerce messaging, customer intelligence and information distribution solutions, enable businesses to use e-messaging as a strategic tool to increase sales, improve customer communication and develop long-term customer loyalty and customer dialogue. Our e-messaging solutions, available on an outsourced-subscription basis or as packaged software, licensed on a hosted or a client in-house basis, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service. By leveraging the cost-effective reach, flexibility and widespread acceptance of e-mail, our solutions enable businesses to create, deliver and continually refine targeted, permission-based e-messaging campaigns. Our staff of client service professionals assist our clients in building their businesses through the strategic implementation and use of our suite of service applications.

Through our professional staff of client service representatives, we deliver our outsourced e-messaging services specifically tailored to each client's business objectives. After an initial sale is made, we appoint an account management team to act as the client's primary point of contact for all relationship and campaign management issues. We provide end-to-end e-messaging mailing and campaign management solutions, including creating a detailed specification of customer needs, developing the web interfaces, customizing the database, implementing project plans, campaign roll-out and post-mailing analysis. Our proprietary technology allows us to track and review current and past e-messaging campaigns, providing valuable information that allows us to tailor and fine-tune our clients e-messaging campaigns to optimize effectiveness. Our services provide clients with the following benefits:

o a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communication and develop long-term customer loyalty;

o permission-based e-messaging to create an immediate two-way dialogue with their customers;

o tools to track, review and refine e-messaging campaigns by leveraging our expertise and proprietary technology;

o rapidly deployable, cost-effective outsourced solutions which eliminate the need to invest in the technology, hardware and human resources necessary to implement and manage a comprehensive set of e-messaging services; and

o the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging applications.

Our clients cover a broad range of industry segments, including Internet Service Providers/portals, retail/e-tail, publishing, high tech, travel/entertainment and financial services. In June 1998, we were recapitalized by SOFTBANK Corp. and affiliates, ("SOFTBANK"), a leading investor in the Internet sector. We intend to leverage our strategic relationship with SOFTBANK through introductions to companies within the SOFTBANK family of investments and capitalize on the expertise and advice of its partners with respect to building e-businesses.

We have incurred net operating losses in each quarter since inception. As of March 31, 2000, we had an accumulated deficit of approximately $108.6 million. To date, we have not generated significant revenues. There can be no assurance that our future revenues will increase and our ability to generate significant future revenues is subject to substantial uncertainty. In addition, as we introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.



RESULTS OF OPERATIONS

Revenues

We currently derive our revenue from outsourced e-messaging services and software products and related support services. Our outsourced e-messaging services include information distribution, e-mail marketing, e-customer care, e-commerce messaging and customer intelligence. Our software products provide e-messaging and customer intelligence capabilities for clients desiring their own "in-house" solution.

In December 1998, we acquired Distributed Bits LLC ("DBits") and Email Publishing Inc. ("Epub"). Dbits was a development stage company developing customer email management systems and solutions and Epub was a leading provider of outsourced email message delivery services and organizations. In August 1999, we acquired Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"). Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online customer intelligence solutions such as surveys. Revenue for the periods presented was earned as detailed in the table below:

                                             Three Months Ended March  31,
                                             -----------------------------
                                                    (in thousands)

                                                 2000             1999
                                             ------------     ------------
Messaging and related services               $      4,423     $        753
Software licenses and services                      2,620               --
                                             ------------     ------------
Total revenues                               $      7,043     $        753
                                             ============     ============

For the three months ended March 31, 2000, revenues increased to approximately $7 million as compared to approximately $753,000 for the three months ended March 31, 1999. This increase is primarily attributable to increases in the number of clients using our services, increased e-messaging volume, and an incremental increase in revenue as a result of the acquisitions of Revnet and Decisive.


Cost of Revenues

The cost of revenues for e-messaging and related services consists of salaries, benefits, consulting fees and operational costs related to providing our outsourced e-messaging services. Cost of revenues for software licenses consists of software packaging and distribution costs. We have incurred cost of revenues from messaging and related services and software licenses, as detailed in the table below:

                                             Three Months Ended March  31,
                                             -----------------------------
                                                    (in thousands)

                                                 2000             1999
                                             ------------     ------------
Messaging and related services               $      2,803     $        108
Software licenses                                     128               --
                                             ------------     ------------
       Total cost of revenues                $      2,931     $        108
                                             ============     ============

For the three months ended March 31, 2000, the cost of revenues increased to approximately $2.9 million as compared to approximately $108,000 for the three months ended March 31, 1999. This increase is primarily attributable to increased headcount needed to service our growing e-messaging customer base and the related growth in the number of mailings and e-messaging volumes and the incremental increase in cost of revenues as a result of acquiring Revnet and Decisive.


Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Overall operating expenses increased in the three months ended March 31, 2000 as compared to the same period in 1999 due to increased headcount and related expenses. Operating expenses in the three months ended March 31, 2000 include the operating results of Revnet and Decisive as a result of their acquisition in August 1999, but are not included in the comparable period in the three months ended March 31, 1999.

During the three months ended March 31, 1999, we incurred a merger integration and restructuring charge in connection with the relocation of our corporate headquarters from San Diego, California to Boulder, Colorado. We expect operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e-messaging and software services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies and as we add staff to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel and other marketing expenses, increased to approximately $5.5 million for the three months ended March 31, 2000, as compared to approximately $942,000 for the three months ended March 31, 1999. This increase is primarily due to growth in headcount in sales, client services and marketing staff, as a result of increased sales efforts related to our new e-messaging services and an incremental increase in headcount from acquisitions. Additionally, advertising and promotional spending increased as a result of promoting our new e-messaging services and products, and we incurred expenses at our European joint venture which began operations in Q1 2000. Headcount increased by thirty-two over the fourth quarter of 1999.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement and maintenance of our products and services, increased to approximately $1.3 million for the three months ended March 31, 2000, as compared to approximately $937,000 for the three months ended March 31, 1999. This increase is due to growth in headcount and related compensation expense associated with ongoing research, development and engineering efforts domestically and internationally. Headcount increased by nineteen over the fourth quarter of 1999.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, and other expenses associated with the general management and administration of the company. General and administrative expenses increased to approximately $3.5 million for the three months ended March 31, 2000, as compared to $1.3 million for the three months ended March 31, 1999. This increase is primarily due to growth in headcount and related compensation expense as a result of the company's growth. Additionally, there was an incremental increase in headcount and related expenses due to the acquisitions of Revnet and Decisive in August 1999. In the quarter headcount increased by three over the fourth quarter of 1999.

Restructuring charges. In the first quarter of 1999, we recorded a charge of $1,025,000 as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, D-Bits, and Epub included a company wide staff reduction which resulted in approximately $632,000 of employee severance pay and other related expenses and, approximately $393,000 in moving expenses and costs related to closing the San Diego facility.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had $28.1 million in cash and cash equivalents. We believe that existing cash resources will be sufficient to support our currently anticipated working capital and capital expenditure requirements through the end of 2000.

Net cash used in operating activities was approximately $8.6 million and $3.2 million for the three months ended March 31, 2000 and 1999, respectively. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $4.6 million and $82,000 for the three months ended March 31, 2000 and 1999, respectively. Investing activities related to additions to furniture, equipment and software.

Net cash provided by financing activities was approximately $3.4 million and $10.3 million for the three months ended March 31, 2000 and 1999, respectively. The cash provided by financing activities related primarily to proceeds received from the exercise of stock options for the period ended March 31, 2000. For the three months ended March 31, 1999, the cash provided by financing activities related primarily to the company issuing common stock in a private placement for net proceeds of approximately $10 million.

We have no material financial commitments other than obligations under operating leases. We expect to increase expenditures for applications including computer equipment and furniture and fixtures associated with new employees and facility expansion, bandwidth and networking equipment and infrastructure, additional sales and marketing employees, equipment and additional employees related to product development, increased promotion and branding efforts, and development and acquisition of new technology.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $108.6 million as of March 31, 2000. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest heavily in acquisitions, infrastructure development and marketing. Accordingly, we expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

WE ADOPTED OUR CURRENT BUSINESS MODEL IN THE FOURTH QUARTER OF 1998 AND ITS PROFIT POTENTIAL IS UNCERTAIN.

The profit potential for our business model, which is to generate revenue solely by providing Internet e-messaging solutions to our customers, is unproven. To be successful, both Internet marketing and our future and current service offerings, including information distribution, e-mail marketing, e-customer care, e-commerce messaging and customer intelligence, will need to achieve broad market acceptance. Our ability to generate significant revenue will depend, in part, on our ability to contract with a sufficient number of customers. The intense competition among Internet e-messaging companies has led to the creation of a number of pricing alternatives for Internet e-messaging solutions. These alternatives make it difficult for us to project future levels of revenue and applicable gross profit that can be sustained by us or the Internet e-messaging industry in general.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE EPUB, DBITS, REVNET AND DECISIVE OR FUTURE ACQUISITIONS.

In December 1998, we acquired Epub and Dbits and in August 1999 we acquired Revnet and Decisive. As a result, companies that had previously operated independently and with distinct business models must now work together. The integration will require significant effort from our personnel and the personnel of the acquired companies who are now our employees. We may not be able to profitably consolidate these businesses.

The following risks are common to the integration of different companies, and may be associated with recent or future acquisitions.

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

OUR MANAGEMENT TEAM HAS ONLY WORKED TOGETHER FOR A SHORT PERIOD OF TIME AND MAY NOT WORK WELL TOGETHER.

Virtually all of our executive officers, including our President and Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Senior Vice President of Corporate Development, have joined our company since March 1999. Due to the fact that many of our executive officers are new to our company and never have worked together, our management may not be able to function effectively, individually or as a team.

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

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH.

An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging. We continue to increase the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of March 31, 2000, we had 355 employees. In addition, we plan to continue to expand our sales and marketing programs and our service offerings. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance also may depend on the effective integration of acquired businesses. Such integration, even if successful, may require a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations.

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

WE RELY ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

A significant portion of our revenues are generated by a limited number of customers. We expect that we will continue to depend on large contracts with a small number of significant customers. This situation can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts. None of our customers has any obligation to purchase additional products or services from us above current contractual minimums. Consequently, if we fail to develop relationships with significant new customers, our business and financial condition will suffer.

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

o providing for a classified board of directors with staggered, three-year terms;

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

WE RECENTLY ENTERED INTO AN INTERNATIONAL JOINT VENTURE AND WE WILL ENTER INTO MORE SUCH AGREEMENTS IN THE FUTURE.

On March 13, 2000 we signed definitive agreements for the European joint venture, and on April 4, 2000, we signed letters of intent to establish joint ventures in the UK and Australia. There are certain risks associated with operating in a foreign country, such as foreign exchange risk.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 10.53 - Shareholders Agreement, dated as of March 7, 2000, between MessageMedia, Inc., MessageMedia US/Europe, Inc. and @viso Limited.

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MESSAGEMEDIA, INC.




Date:  May 15, 2000                  By: /s/ Martin T. Johnson
                                         --------------------------------------
                                         Martin T. Johnson
                                         Senior Vice President,
                                         Chief Financial Officer and Secretary
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.53      Shareholders Agreement, dated as of March 7, 2000, between
           MessageMedia, Inc., MessageMedia US/Europe, Inc. and @viso Limited.

 27        Financial Data Schedule