Form 10-Q
period 2000-06-30
MESSAGEMEDIA INC
filed 2000-08-14
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes     No
                            ---    ----

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value - 56,323,272 shares as of June 30, 2000.

                               MESSAGEMEDIA, INC.
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999                                                           3

         Consolidated Statements of Operations (unaudited) for the three months
         and six months ended June 30, 2000 and 1999                                 4

         Consolidated Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2000 and 1999                                                5

         Notes to the Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       7

         Factors Affecting Operating Results and Market Price of Stock               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  20

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                           21

Item 2.  Changes in Securities and Use of Proceeds                                   21

Item 3.  Defaults Upon Senior Securities                                             21

Item 4.  Submission of Matters to a Vote of Security Holders                         21

Item 5.  Other Information                                                           21

Item 6.  Exhibits and Reports on Form 8-K                                            21


SIGNATURES                                                                           22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                    June 30,    December 31,
                                                                     2000           1999
                                                                   ---------    ------------
ASSETS                                                            (unaudited)     (note 1)
Current assets:
  Cash and cash equivalents                                        $  34,405      $  37,920
  Accounts receivable trade, net                                       9,777          4,278
  Prepaid expenses and other                                           2,517            749
                                                                   ---------      ---------
Total current assets                                                  46,699         42,947

Furniture, equipment and software, net                                10,745          4,728
Intangible assets, net                                                49,221         75,162
Deposits and other                                                       405            354
                                                                   ---------      ---------
Total assets                                                       $ 107,070      $ 123,191
                                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   2,698      $   2,482
  Accrued compensation and related liabilities                         2,943          1,912
  Deferred revenue                                                       794            324
  Capital lease obligations, current portion                              43             25
  Other accrued liabilities                                            1,606          1,022
  Payable to related party                                             8,892             --
                                                                   ---------      ---------
Total current liabilities                                             16,976          5,765

Capital lease obligations                                                 60             36
                                                                   ---------      ---------
Total long term liabilities                                               60             36

Minority interest                                                      6,156             --

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding at June 30, 2000 and December 31, 1999                      --             --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    56,323,272 and 54,920,498 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively                     56             55
  Additional paid-in-capital                                         212,458        208,343
  Warrants                                                               321            321
  Deferred compensation                                                 (961)        (1,332)
  Accumulated other comprehensive income                                 231             --
  Accumulated deficit                                               (128,227)       (89,997)
                                                                   ---------      ---------
Total stockholders' equity                                            83,878        117,390
                                                                   ---------      ---------
Total liabilities and stockholders' equity                         $ 107,070      $ 123,191
                                                                   =========      =========


See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (Unaudited)


                                       Three Months Ended June 30,           Six Months Ended June 30,
                                      ------------------------------      ------------------------------
                                          2000              1999              2000              1999
                                          ----              ----              ----              ----

Revenues                              $      8,476      $      1,302      $     15,519      $      2,056

Cost of revenues                             3,861               273             6,792               381
                                      ------------      ------------      ------------      ------------
Gross profit                                 4,615             1,029             8,727             1,675

Operating expenses:
  Marketing and sales                        5,080             1,370            10,579             2,312
  Research, development
    and engineering                          1,433               852             2,698             1,789
  General and administrative                 4,380             1,638             7,873             2,985
  Restructuring charge                          --                --                --             1,025
  Depreciation and amortization             13,962             3,403            27,672             6,816
                                      ------------      ------------      ------------      ------------

Total operating expenses                    24,855             7,263            48,822            14,927
                                      ------------      ------------      ------------      ------------
Loss from operations                       (20,240)           (6,234)          (40,095)          (13,252)
Interest income                                386               136               899               167
Interest expense                               (95)              (54)              (99)              (71)
Foreign currency loss                          (55)               --               (55)               --
Other income / (expense)                       (11)               --               (15)               --
                                      ------------      ------------      ------------      ------------
Net loss before minority interest          (20,015)           (6,152)          (39,365)          (13,156)

Minority interest                              430                --             1,135                --
                                      ------------      ------------      ------------      ------------
Net loss applicable to
  common shares                       $    (19,585)     $     (6,152)     $    (38,230)     $    (13,156)
                                      ============      ============      ============      ============

Net loss per share, basic
  and diluted                         $      (0.35)     $      (0.14)     $      (0.69)     $      (0.31)

Weighted-average common shares
  used in per share computation,
  basic and diluted                     56,178,520        43,971,636        55,751,117        42,286,890


See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       2000          1999
                                                       ----          ----
OPERATING ACTIVITIES
Net loss                                             $(38,230)     $(13,156)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        27,672         6,815
  Loss on disposal of assets                               --             1
  Common stock issued for services                         --            61
  Compensation expense for stock options                  371           156
  Minority Interest                                    (1,135)           --
  Changes in operating assets and liabilities:
    Accounts receivable                                (5,496)         (266)
    Prepaid expenses and other                         (1,767)           21
    Deposits and other                                    (51)            2
    Accounts payable                                      216          (740)
    Accrued compensation and related liabilities        1,031            69
    Deferred revenue                                      470           (36)
    Merger integration and relocation accrual              --           378
    Payable to related party                            1,153            --
    Other accrued liabilities                             584           193
                                                     --------      --------
NET CASH USED IN OPERATING ACTIVITIES                 (15,182)       (6,502)

INVESTING ACTIVITIES
Additions to furniture, equipment and software         (7,677)         (323)
Proceeds from sale of fixed assets                         --             2
                                                     --------      --------
NET CASH USED IN INVESTING ACTIVITIES                  (7,677)         (321)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net             4,116        12,810
Proceeds from minority partner                          7,291            --
Proceeds from related party loan                        7,729            --
Repayment of amount due to stockholder                     --          (395)
Repayment of loan from bank                                --           (97)
Repayment of capital lease obligations                    (19)          (42)
                                                     --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              19,117        12,276

Effect of exchange rate changes on cash
  and cash equivalents                                    227            --

Net increase (decrease) in cash and cash
  equivalents                                          (3,515)        5,453

Cash and cash equivalents at the beginning
  of period                                            37,920         4,659
                                                     --------      --------
Cash and cash equivalents at the end
  of period                                          $ 34,405      $ 10,112
                                                     ========      ========


See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. JOINT VENTURE

On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V., Inc. ("MME"), a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, MessageMedia owns 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter. MME is consolidated into our financial statements. For the six months ended June 30, 2000, MME recorded revenue of approximately $134,000 and a loss after minority interest of approximately $1.2 million. The June 30, 2000 consolidated balance sheet includes total assets of $14.0 million for MME. These results include the expensed costs associated with the establishment of MME.

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income on the June 30, 2000 balance sheet consists of a foreign currency translation gain related to MessageMedia Europe.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. In March 2000, the SEC issued SAB 101B that delayed the required implementation of SAB 101 until the fourth quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact, if any, of adopting SAB 101.

5. CONTINGENCIES

On July 19, 2000, Orion Learning (Orion) filed an action against MessageMedia in the United States District Court for the Southern District of California. In the action, Orion alleges that in 1998, we breached an agreement to compensate Orion for services in locating and recruiting a Chief Financial Officer (CFO) for MessageMedia. Orion alleges it was entitled to compensation in the form of MessageMedia stock equal to 25% of the CFO's first year compensation of $180,000, or $45,000. Orion contends it has suffered monetary damages measured as the highest value of MessageMedia stock from and after January 20, 1999 to the present. We have not been served with a summons and complaint in the action, and it is still undetermined if we will have to pay any damages related to this action.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q may contain forward-looking statements including statements regarding the Company's strategy, financial performance and revenue sources, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 11. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect the Company's business. The following discussion should be read in conjunction with the Company's financial statements and notes thereto.



COMPANY OVERVIEW

MessageMedia, Inc. ("MessageMedia or the "Company") is a leading provider of permission-based, comprehensive e-messaging solutions. E-messaging is our term to describe our suite of services that utilize the medium of e-mail to develop and foster permission-based relationships with customers. Our suite of services and products, including Internet-based marketing ("e-marketing"), customer care, e-commerce messaging, customer intelligence and information distribution solutions, enable businesses to use e-messaging as a strategic tool to increase sales, improve customer communication and develop long-term customer loyalty and customer dialogue. Our e-messaging solutions, available on an outsourced-subscription basis or as packaged software, licensed on a hosted basis or a client in-house basis, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service. By leveraging the cost-effective reach, flexibility and widespread acceptance of e-mail, our solutions enable businesses to create, deliver and continually refine targeted, permission-based e-messaging campaigns. Our staff of client service professionals assist our clients in building their businesses through the strategic implementation and use of our suite of service applications.

Through our professional staff of client service representatives, we deliver our outsourced e-messaging services specifically tailored to each client's business objectives. After an initial sale is made, we appoint an account management team to act as the client's primary point of contact for all relationship and campaign management issues. We provide end-to-end e-messaging mailing and campaign management solutions, including creating a detailed specification of customer needs, developing the web interfaces, customizing the database, implementing project plans, campaign roll-out and post-mailing analysis. Our proprietary technology allows us to track and review current and past e-messaging campaigns, providing valuable information that allows us to tailor and fine-tune our clients e-messaging campaigns to optimize effectiveness. Our services provide clients with:

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

We have incurred net operating losses in each quarter since inception. As of June 30, 2000, we had an accumulated deficit of approximately $128.2 million. To date, we have not generated significant revenues. There can be no assurance that our future revenues will increase and our ability to generate significant future revenues is subject to substantial uncertainty. In addition, because we expect to introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.



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

In December 1998, we acquired Distributed Bits LLC ("DBits") and Email Publishing Inc. ("Epub"). Dbits was a development stage company developing customer email management systems and solutions and Epub was a leading provider of outsourced email message delivery services and organizations. In August 1999, we acquired Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"). Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online customer intelligence solutions such as surveys. In March 2000, MME began operations.

Revenue for the periods presented was earned as detailed in the table below:

                                    Three Months Ended June 30,   Six Months Ended June 30,
                                    ---------------------------   -------------------------
                                           (in thousands)              (in thousands)

                                          2000        1999             2000        1999
                                          ----        ----             ----        ----
Messaging and related services          $ 5,907     $ 1,302          $10,330     $ 2,056
Software licenses and services            2,569          --            5,189          --
                                        -------     -------          -------     -------
Total revenues                          $ 8,476     $ 1,302          $15,519     $ 2,056
                                        =======     =======          =======     =======


For the three months ended June 30, 2000, revenues increased to approximately $8.5 million as compared to approximately $1.3 million for the three months ended June 30, 1999. The messaging increase is primarily attributable to an increase in the number of clients using our services, increased e-messaging volume, and an incremental increase in revenue as a result of the Decisive acquisition and MME. The increase in software revenue is attributable to the acquisition of Revnet and significant efforts to increase software sales.

For the six months ended June 30, 2000, revenues increased to approximately $15.5 million as compared to approximately $2.1 million for the six months ended June 30, 1999. This increase is due to an increase in the number of clients, increased e-messaging volume, the acquisitions of Revnet and Decisive, and MME.


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

                                           Three Months Ended June 30,        Six Months Ended June 30,
                                           ---------------------------        -------------------------
                                                  (in thousands)                    (in thousands)

                                                2000       1999                   2000       1999
                                                ----       ----                   ----       ----
Messaging and related services                 $3,407     $  273                 $6,210     $  381
Software licenses and services                    454         --                    582         --
                                               ------     ------                 ------     ------
Total cost of revenues                         $3,861     $  273                 $6,792     $  381
                                               ======     ======                 ======     ======

For the three months ended June 30, 2000, the cost of revenues increased to approximately $3.9 million as compared to approximately $273,000 for the three months ended June 30, 1999. The messaging increase is primarily attributable to increased headcount needed to service our growing e-messaging customer base and the related growth in the number of mailings and e-messaging volumes, and the incremental increase in cost of revenues as a result of MME and the acquisition of Decisive. The software increase is due to the acquisition of Revnet in August 1999 and significant efforts to increase software sales.

For the six months ended June 30, 2000, the cost of revenues increased to approximately $6.8 million as compared to approximately $381,000 for the six months ended June 30, 1999. The messaging increase is primarily attributable to increased headcount needed to service our growing customer base and the related growth in the number of mailings and e-messaging volumes, and MME. The software increase is due to the acquisition of Revnet and significant efforts to increase software sales.


Operating Expenses

Operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Overall operating expenses increased in the six months ended June 30, 2000 as compared to the same period in 1999 due to increased headcount and related expenses. Operating expenses for the six months ended June 30, 2000 include the operating results of Revnet and Decisive as a result of their acquisition in August 1999, and MME, which began operations in March 2000. Revnet, Decisive and MME are not included in the comparable period for the six months ended June 30, 1999.

During the six months ended June 30, 1999, we incurred a merger integration and restructuring charge in connection with the relocation of our corporate headquarters from San Diego, California to Boulder, Colorado. We expect operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e-messaging and software services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies and as we add staff to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel and other marketing expenses, increased to approximately $5.1 million for the three months ended June 30, 2000, as compared to approximately $1.4 million for the three months ended June 30, 1999. This increase is primarily due to growth in headcount in sales, client services and marketing staff, as a result of increased sales efforts related to our new e-messaging services and an incremental increase in headcount from acquisitions. Additionally, advertising and promotional spending increased as a result of promoting our new e-messaging services and products, and expenses were incurred by MME.

For the six months ended June 30, 2000, marketing and sales expenses increased to approximately $10.6 million as compared to approximately $2.3 million for the six months ended June 30, 1999. This increase is primarily due to growth in sales, client services and marketing headcount, increased advertising and promotional spending, and expenses incurred by MME.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement and maintenance of our products and services, increased to approximately $1.4 million for the three months ended June 30, 2000, as compared to approximately $852,000 for the three months ended June 30, 1999. This increase is due to growth in headcount and related compensation expense associated with ongoing research, development and engineering efforts.

For the six months ended June 30, 2000, research, development and engineering expenses increased to approximately $2.7 million, as compared to approximately $1.8 million for the six months ended June 30, 1999. This increase is due to growth in headcount and related compensation expense.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, and other expenses associated with the general management and administration of the company. General and administrative expenses increased to approximately $4.4 million for the three months ended June 30, 2000, as compared to $1.6 million for the three months ended June 30, 1999. This increase is primarily due to an increase in headcount and related compensation expense as a result of the company's growth. Additionally, there was an incremental increase in headcount and related expenses due to the acquisitions of Revnet and Decisive in August 1999, and MME.

General and administrative expenses increased to approximately $7.8 million for the six months ended June 30, 2000, as compared to $3.0 million for the six months ended June 30, 1999. This increase is primarily due to growth in headcount and related compensation expense.

Restructuring charges. In the first quarter of 1999, we recorded a charge of $1,025,000 as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, D-Bits, and Epub included a company wide staff reduction which resulted in approximately $632,000 of employee severance pay and other related expenses and approximately $393,000 in moving expenses and costs related to closing the San Diego facility.


EBITDA

EBITDA is defined as operating income (loss) before interest, taxes, depreciation, amortization, minority interest and foreign currency exchange gains and losses. For the three months ended June 30, 2000, EBITDA increased to approximately ($6.3) million from ($2.8) million for the three months ended June 30,

1999. For the six months ended June 30, 2000, EBITDA increased to approximately ($12.4) million from ($6.4) million for the six months ended June 30, 1999.



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had $34.4 million in cash and cash equivalents. We believe that existing cash resources will be sufficient to support our currently anticipated working capital and capital expenditure requirements through mid-2001.

Net cash used in operating activities was approximately $15.3 million and $6.5 million for the six months ended June 30, 2000 and 1999, respectively. Net operating cash flows for the six months ended June 30, 2000 were primarily attributable to net losses, and increases in accounts receivable and prepaid expenses, partially offset by non-cash charges for depreciation and amortization, and increases in minority interest, related party accounts payable, accrued compensation and other accrued liabilities.

Net cash used in investing activities was approximately $7.7 million and $321,000 for the six months ended June 30, 2000 and 1999, respectively. Investing activities related to additions to furniture, equipment and software.

Net cash provided by financing activities was approximately $19.2 million and $12.3 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 related primarily to proceeds from a related party loan and the exercise of stock options.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $128.2 million as of June 30, 2000. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest heavily in acquisitions, infrastructure development and marketing. Accordingly, we expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY HAVE CHANGED OUR BUSINESS MODEL.

We were incorporated in March 1994 for the purpose of developing an Internet payment system. In 1998 we changed our business model to one focused on generating revenue solely by providing e-messaging solutions to our customers. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet e-messaging market. These risks include our:

o    ability to sustain historical revenue growth rates;

o    need to manage our expanding operations;

o    need to successfully integrate our recent and any future acquisitions;

o    competition;

o ability to offer products and services, including our information distribution, e-mail marketing, e-customer care, e-commerce messaging and customer intelligence offerings, that achieve broad market acceptance.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS.

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


WE NEED TO EFFECTIVELY MANAGE OUR GROWTH.


An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging. We continue to increase the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of June 30, 2000, we had 414 employees. In addition, we plan to continue to expand our sales and marketing programs and our service offerings. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance also may depend on the effective integration of acquired businesses. Such integration, even if successful, may require a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations.

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

We may experience additional competition from Internet Service Providers and other large established businesses that enter the market for e-messaging services. Companies such as ADVO Inc., America Online, Inc., AT&T, IBM Corporation, Harte-Hanks, Inc., Hewlett-Packard Company, Integrion Financial Network LLC, The Interpublic Group of Companies, Inc., Microsoft Corporation and Foote Cone & Belding, some of whom are current clients of ours, which possess large, existing customer bases, substantial financial resources and established distribution channels could develop, market or resell a number of messaging services.

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

FACTORS RELATED TO INTERNATIONAL EXPANSION COULD IMPAIR OUR BUSINESS.

On March 13, 2000, we signed definitive agreements for the European joint venture, and on April 4, 2000, we signed letters of intent to establish joint ventures in the UK and Australia. To be successful, we believe we must continue to expand our international operations and hire additional international personnel. If we are unable to successfully expand internationally, our business could suffer. Our ability to successfully expand internationally depends on a number of factors, including:

o    difficulties in managing and staffing international operations;

o    currency exchange rate fluctuations;

o    unexpected changes in regulatory requirements in other countries;

o    uncertain protection of intellectual property in other countries;

o    tariffs, export controls and other trade barriers;

o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

o    potentially adverse tax consequences; and

o the burdens of complying with a wide variety of, and potentially inconsistent, laws in other countries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments. Due to the nature of our short-term investments, however, we have concluded that there is no material interest rate risk exposure. We also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in a currency which exposes us to risks associated with changes in foreign exchange rates. We are evaluating the financial instruments available to mitigate this exposure.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A.) Exhibits

          (B.) Reports on Form 8-K

          None

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MESSAGEMEDIA, INC.


Date: August 14, 2000                   By: /s/ A. Laurence Jones
                                            ------------------------------------
                                            A. Laurence Jones
                                            President and Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)



                                        By: /s/ David R. Callejas
                                            ------------------------------------
                                            David R. Callejas
                                            Corporate Controller
                                            (Principal Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
 27.1           Financial Data Schedule