Form 10-Q
period 2000-09-30
MESSAGEMEDIA INC
filed 2000-11-14
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from         to        .
                                         -------    -------

                        Commission File Number: 000-21751

                               MESSAGEMEDIA, INC.
             (Exact Name of Registrant as specified in its charter)

            Delaware                                           33-0612860
  ------------------------------                  -------------------------------------
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

Common Stock, $0.001 Par Value - 56,415,582 shares as of September 30, 2000.

                               MESSAGEMEDIA, INC.
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                  December 31, 1999                                                                 3

                  Consolidated Statements of Operations (unaudited) for the three months
                  and nine months ended September 30, 2000 and 1999                                 4

                  Consolidated Statements of Cash Flows (unaudited) for the nine months
                  ended September 30, 2000 and 1999                                                 5

                  Notes to the Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             7

                  Factors Affecting Operating Results and Market Price of Stock                    11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       21

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                21

Item 2.           Changes in Securities and Use of Proceeds                                        21

Item 3.           Defaults Upon Senior Securities                                                  21

Item 4.           Submission of Matters to a Vote of Security Holders                              21

Item 5.           Other Information                                                                21

Item 6.           Exhibits and Reports on Form 8-K                                                 21

SIGNATURES                                                                                         22

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                September 30,   December 31,
                                                                    2000           1999
                                                                ------------    -----------
ASSETS                                                           (unaudited)      (note 1)
Current assets:
  Cash and cash equivalents                                      $  22,462       $  37,920
  Accounts receivable trade, net                                    10,430           4,278
  Prepaid expenses and other                                         2,196             749
                                                                 ---------       ---------
Total current assets                                                35,088          42,947

Furniture, equipment and software, net                              15,275           4,728
Intangible assets, net                                              36,250          75,162
Deposits and other                                                     634             354
                                                                 ---------       ---------
Total assets                                                     $  87,247       $ 123,191
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   3,051       $   2,482
  Accrued compensation and related liabilities                       3,293           1,912
  Deferred revenue                                                     520             324
  Capital lease obligations, current portion                           859              25
  Other accrued liabilities                                          2,366           1,022
  Payable to related party                                           7,680              --
                                                                 ---------       ---------
Total current liabilities                                           17,769           5,765

Capital lease obligations                                              219              36
                                                                 ---------       ---------
Total long-term liabilities                                            219              36

Minority interest                                                    4,675              --

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at September 30, 2000 and December 31, 1999               --              --
Common stock, $0.001 par value; 100,000,000 shares authorized,
  56,415,582 and 54,920,498 shares issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively                56              55
  Additional paid-in-capital                                       212,676         208,343
  Warrants                                                             321             321
  Deferred compensation                                               (772)         (1,332)
  Accumulated other comprehensive income                              (227)             --
  Accumulated deficit                                             (147,470)        (89,997)
                                                                 ---------       ---------
Total stockholders' equity                                          64,584         117,390
                                                                 ---------       ---------
Total liabilities and stockholders' equity                       $  87,247       $ 123,191
                                                                 =========       =========

See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                           --------------------------------    -------------------------------
                                                  2000            1999              2000              1999
                                                  ----            ----              ----              ----
Revenues                                      $     10,231    $      3,053       $     25,750    $      5,109

Cost of revenues                                     4,806           1,686             11,598           2,067
                                              ------------    ------------       ------------    ------------
Gross profit                                         5,425           1,367             14,152           3,042

Operating expenses:
  Marketing and sales                                5,807           3,491             16,386           5,803
  Research, development
    and engineering                                  1,495           1,053              4,193           2,842
  General and administrative                         4,864           2,009             12,737           4,994
  Restructuring charge                                  --              --                 --           1,025
  Depreciation and amortization                     14,297           8,672             41,969          15,488
                                              ------------    ------------       ------------    ------------

Total operating expenses                            26,463          15,225             75,285          30,152
                                              ------------    ------------       ------------    ------------
Loss from operations                               (21,038)        (13,858)           (61,133)        (27,110)
Interest income                                        416             118              1,315             285
Interest expense                                      (149)             (9)              (248)            (80)
Foreign currency gain                                  152              --                 97              --
Other income/(expense)                                 (69)             --                (84)             --
                                              ------------    ------------       ------------    ------------
Net loss before minority interest                  (20,688)        (13,749)           (60,053)        (26,905)

Minority interest                                    1,445              --              2,580              --
                                              ------------    ------------       ------------    ------------
Net loss applicable to
  common shares                               $    (19,243)   $    (13,749)      $    (57,473)   $    (26,905)
                                              ============    ============       ============    ============

Net loss per share, basic
  and diluted                                 $      (0.34)   $      (0.29)      $      (1.03)   $      (0.61)

Weighted-average common shares
  used in per share computation,
  basic and diluted                             56,368,356      47,355,875         55,962,002      43,995,120


See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                         2000       1999
                                                         ----       ----
OPERATING ACTIVITIES
Net loss                                               $(57,473)   $(26,905)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          41,990      15,488
Compensation expense for stock options                      559       1,189
  Minority interest                                      (2,580)         --
  Exchange gain                                            (409)         --
  Changes in operating assets and liabilities:
    Accounts receivable                                  (6,793)     (1,883)
    Prepaid expenses and other                             (865)        (76)
    Deposits and other                                     (283)        (95)
    Accounts payable                                        605         222
    Accrued compensation and related liabilities          1,380       1,024
    Deferred revenue                                        196         162
    Payable to related party                                555          --
    Other accrued liabilities                             1,374        (244)
                                                       --------    --------
NET CASH USED IN OPERATING ACTIVITIES                   (21,744)    (11,118)

INVESTING ACTIVITIES
Additions to furniture, equipment and software          (12,359)     (1,156)
Cash and cash equivalents acquired with acquisitions         --       2,053
                                                       --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (12,359)        897

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net               4,334      13,531
Proceeds from minority partner                            7,255          --
Proceeds from related party loan                          7,552          --
Repayment of amount due to stockholder                       --        (395)
Repayment of capital lease obligations                     (373)       (169)
                                                       --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                18,768      12,967

Effect of exchange rate changes on cash
  and cash equivalents                                     (123)         --

Net increase (decrease) in cash and cash
  equivalents                                           (15,458)      2,746

Cash and cash equivalents at the beginning
  of period                                              37,920       4,659
                                                       --------    --------
Cash and cash equivalents at the end
  of period                                            $ 22,462    $  7,405
                                                       ========    ========


See accompanying notes.

                               MESSAGEMEDIA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2.  JOINT VENTURE

On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V., Inc., a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, MessageMedia owns 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter. MessageMedia Europe is consolidated into our financial statements. For the nine months ended September 30, 2000, MessageMedia Europe recorded revenue of approximately $443,000 and a loss after minority interest of approximately
$2.1 million. The September 30, 2000 consolidated balance sheet includes total assets of $11.3 million for MessageMedia Europe. These results include the expensed costs associated with the establishment of MessageMedia Europe.

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income on the September 30, 2000 balance sheet consists of a $227,000 foreign currency translation loss related to MessageMedia Europe.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. In March 2000, the SEC issued SAB 101B that delayed the required implementation of SAB 101 until the fourth quarter of the fiscal year beginning after December 15, 1999. We will adopt SAB 101 in the fourth quarter of 2000 and expect a minor impact to earnings.

5. BUSINESS SEGMENTS

In the third quarter of 2000, we organized our business operations under two reportable segments based on the definitions of segments provided under Statement of Financial Accounting Standard No. 131: messaging and related services, and software licenses and services. We do not have any intersegment revenue, and we evaluate segment performance based on gross profit.

The revenue and gross profit by segment are as follows:

                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        --------------------------------     -------------------------------
                                                (in thousands)                       (in thousands)

                                            2000            1999                   2000          1999
                                            ----            ----                   ----          ----
Revenues:
Messaging and related services             $ 6,843         $ 2,265                $17,173       $ 4,321
Software licenses and services               3,388             788                  8,577           788
                                           -------         -------                -------       -------
Total revenues                             $10,231         $ 3,053                $25,750       $ 5,109
                                           =======         =======                =======       =======

Gross profit:
Messaging and related services             $ 2,570         $   662                $ 6,690       $ 2,337
Software licenses and services               2,855             705                  7,462           705
                                           -------         -------                -------       -------
Total gross profit                         $ 5,425         $ 1,367                $14,152       $ 3,042
                                           =======         =======                =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q may contain forward-looking statements including statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 11. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

COMPANY OVERVIEW

We are a leading provider of permission-based, comprehensive Internet-based marketing and service solutions including e-mail marketing ("e-messaging"), online customer intelligence ("e-intelligence"), and online customer care services ("e-services"), as well as a full line of hosted and enterprise software applications designed to advance a complete online dialogue between organizations and their customers. Our customers use our suite of services and products as strategic tools to increase sales, improve customer communication and develop long-term customer loyalty and customer dialogue. Our solutions, available on an outsourced-subscription basis or as packaged software licensed on a hosted basis or a client in-house basis, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service. By leveraging the cost-effective reach, flexibility and widespread acceptance of e-mail, our solutions enable businesses to create, deliver and continually refine targeted, permission-based e-messaging campaigns. Our staff of client service professionals assist our customers in building their businesses through the strategic implementation and use of our suite of service applications.

Through our professional staff of client service representatives, we deliver our outsourced services specifically tailored to each client's business objectives. After an initial sale is made, we appoint an account management team to act as the customer's primary point of contact for all relationship and campaign management issues. We provide end-to-end e-messaging, e-intelligence, e-service, and campaign management solutions, including creating a detailed specification of customer needs, developing the web interfaces, customizing the database, implementing project plans, campaign roll-out and post-mailing analysis. Our proprietary technology allows us to track and review current and past campaigns, providing valuable information that allows us to tailor and fine-tune our clients campaigns to optimize effectiveness. Our services provide customers with:

o a comprehensive set of e-messaging, e-intelligence, and e-service solutions for businesses that seek to increase sales, improve customer communication and develop long-term customer loyalty;

o permission-based e-messaging to create an immediate two-way dialogue with their customers;

o tools to track, review and refine e-messaging campaigns by leveraging our expertise and proprietary technology;

o rapidly deployable, cost-effective outsourced solutions which eliminate the need to invest in the technology, hardware and human resources necessary to implement and manage a comprehensive set of e-messaging, e-intelligence, and e-service solutions; and

o the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging, e-intelligence, and e-service applications.

Our customers cover a broad range of industry segments, including Internet service providers/portals, retail/e-tail, publishing, high tech, travel/entertainment and financial services. Our customer portfolio features Cisco Systems, Inc., Dell Computer Corporation, Columbia House, E*TRADE Group, Inc., AOL Time Warner, Inc., Yahoo!, Inc., Microsoft Corporation, CMP Media, Inc., Barclays Bank PLC, Electronic Data Systems Corporation, Universal Studios, Inc., Hoover's Online, and Bertelsmann Online International GmbH. In June 1998, we were recapitalized by SOFTBANK Corp. and its affiliates, ("SOFTBANK"), a leading investor in the Internet sector. We intend to leverage our strategic relationship with SOFTBANK through introductions to companies within the SOFTBANK family of investments and capitalize on the expertise and advice of its partners with respect to building e-businesses.

We have incurred net operating losses in each quarter since inception. As of September 30, 2000, we had an accumulated deficit of approximately $147.5 million. There can be no assurance that our future revenues will increase or not decrease. In addition, since we expect to introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

We derive our revenue from outsourced services, and software products and related support services. Our outsourced services include information distribution, e-mail marketing, e-services, e-commerce messaging and e-intelligence. Our software products provide e-messaging and e-intelligence capabilities for customers desiring their own "in-house" solution.

In December 1998, we acquired Distributed Bits LLC ("DBits") and Email Publishing Inc. ("Epub"). DBits was a development stage company developing customer email management systems and solutions and Epub was a leading provider of outsourced email message delivery services and organizations. In August 1999, we acquired Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"). Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online e-intelligence solutions such as surveys. In March 2000, MessageMedia Europe began operations.

For the three months ended September 30, 2000, revenues increased to approximately $10.2 million compared to approximately $3.1 million for the three months ended September 30, 1999. This increase is primarily attributable to an increase in the number of customers using our products and services, increased e-messaging volume, and an incremental increase in revenue as a result of the Decisive and Revnet acquisitions, and the startup of MessageMedia Europe.

For the nine months ended September 30, 2000, revenues increased to approximately $25.8 million compared to approximately $5.1 million for the nine months ended September 30, 1999. This increase is due to an increase in the number of customers, increased e-messaging volume, the acquisitions of Decisive and Revnet, and the startup of MessageMedia Europe.


Cost of Revenues

The cost of revenues for e-messaging, e-intelligence, and e-service consists of salaries, benefits, consulting fees, and operational costs related to providing our outsourced services. Cost of revenues for software licenses consists of software packaging and distribution costs.

For the three months ended September 30, 2000, the cost of revenues increased to approximately $4.8 million compared to approximately $1.7 million for the three months ended September 30, 1999. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volume, and the incremental increase in cost of revenues as a result of the startup of MessageMedia Europe and the acquisitions of Decisive and Revnet.

For the nine months ended September 30, 2000, the cost of revenues increased to approximately $11.6 million compared to approximately $2.1 million for the nine months ended September 30, 1999. This increase is primarily attributable to increased headcount needed to service our growing customer base, the related growth in the number of mailings and e-messaging volumes, the startup of MessageMedia Europe, and the Decisive and Revnet acquisitions.

Operating Expenses

Our operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Operating expenses increased in the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999 due to increased headcount and related expenses. Operating expenses for the three and nine month periods ended September 30, 2000 include the operating results of Revnet and Decisive as a result of those acquisitions in August 1999, and MessageMedia Europe, which began operations in March 2000. MessageMedia Europe was not included in the comparable periods ended September 30, 1999, and Revnet and Decisive were not included in the full periods ended September 30, 1999.

During the nine months ended September 30, 1999, we incurred a merger integration and restructuring charge in connection with the relocation of our corporate headquarters from San Diego, California to Boulder, Colorado. We expect operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e-messaging, e-intelligence, and e-service solutions and software services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies, and as we add employees to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel, and other marketing expenses, increased to approximately $5.8 million for the three months ended September 30, 2000, compared to approximately $3.5 million for the three months ended September 30, 1999. This increase is primarily due to growth in headcount in sales, client services, and marketing staff as a result of increased sales efforts related to our new e-messaging, e-intelligence, and e-service solutions and an incremental increase in headcount from the Decisive and Revnet acquisitions and the startup of MessageMedia Europe. Additionally, advertising and promotional spending increased as a result of promoting our new services and products in both the United States and Europe.

For the nine months ended September 30, 2000, marketing and sales expenses increased to approximately $16.4 million compared to approximately $5.8 million for the nine months ended September 30, 1999. This increase is primarily due to growth in domestic and international sales, client services, and marketing headcount and increased advertising and promotional spending.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement, and maintenance of our products and services, increased to approximately $1.5 million for the three months ended September 30, 2000, compared to approximately $1.1 million for the three months ended September 30, 1999. This increase is due to growth in headcount and related compensation expense associated with our ongoing research, development and engineering efforts.

For the nine months ended September 30, 2000, research, development and engineering expenses increased to approximately $4.2 million, compared to approximately $2.8 million for the nine months ended September 30, 1999. This increase is due to growth in headcount and related compensation expense.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, and other expenses associated with the general management and administration of the company. General and administrative expenses increased to approximately $4.9 million for the three months ended September 30, 2000, compared to $2.0 million for the three months ended September 30, 1999. This increase is primarily due to increases in our administrative staff and related compensation expense as a result of the company's growth. Additionally, there was an incremental increase in headcount and related expenses due to the acquisitions of Revnet and Decisive in August 1999, and the startup of MessageMedia Europe.

General and administrative expenses increased to approximately $12.7 million for the nine months ended September 30, 2000, compared to $5.0 million for the nine months ended September 30, 1999. This increase is primarily due to growth in headcount and related compensation expense.

Restructuring charges. In the first quarter of 1999, we recorded a charge of $1,025,000 as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our e-messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, D-Bits, and Epub included a company-wide staff reduction which resulted in approximately $632,000 of employee severance pay and other related expenses and approximately $393,000 in moving expenses and costs related to closing the San Diego facility.

EBITDA

EBITDA is defined as operating income (loss) before interest, taxes, depreciation, amortization, minority interest and foreign currency exchange gains and losses. For the three months ended September 30, 2000, EBITDA loss increased to approximately ($6.7) million from ($5.2) million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, EBITDA loss increased to approximately ($19.2) million from ($11.6) million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had $22.5 million in cash and cash equivalents, $14.4 million of which was in the United States and $8.1 million in MessageMedia Europe. We believe that existing cash resources will be sufficient to support our currently anticipated working capital and capital expenditure requirements through mid-2001.

Net cash used in operating activities was approximately $21.7 million and $11.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net operating cash flows for the nine months ended September 30, 2000 were primarily attributable to net losses, and increases in minority interest and accounts receivable, partially offset by non-cash charges for depreciation and amortization, and increases in accrued compensation and other accrued liabilities.

Net cash used in investing activities was approximately $12.4 million for the nine months ended September 30, 2000 and net cash provided by investing activities was $897,000 for the nine months ended September 30, 1999. Investing activities related to additions to furniture, computer equipment and software.

Net cash provided by financing activities was approximately $18.8 million and $13.0 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 2000 related primarily to proceeds from a related party loan and the exercise of stock options.

We expect to increase expenditures for computer equipment, furniture, and fixtures associated with new employees and facility expansion, bandwidth and networking equipment and infrastructure, additional sales and marketing employees, equipment and additional employees related to product development, increased promotion and branding efforts, and development and acquisition of new technology.

Capital requirements in any particular period will depend on the timing of these expenditures.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

You should carefully consider the risks described below before deciding to purchase our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $147.5 million as of September 30, 2000. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest heavily in acquisitions, infrastructure development, and marketing. Accordingly, we expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations, and financial condition will be materially and adversely affected.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY HAVE CHANGED OUR BUSINESS MODEL.

We were incorporated in March 1994 for the purpose of developing an Internet payment system. In 1998 we changed our business model to one focused on generating revenue solely by providing e-messaging solutions to our customers. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet e-messaging, e-intelligence, and e-service markets. These risks include our:

o    ability to sustain historical revenue growth rates;

o    need to manage our expanding operations;

o    need to successfully integrate our recent and any future acquisitions;

o    competition;

o ability to offer products and services, including our information distribution, e-mail marketing, e-services, e-commerce messaging and e-intelligence offerings, that achieve broad market acceptance.

o    ability to attract, retain and motivate qualified personnel;

o    ability to maintain our current, and develop new, strategic relationships;

o    ability to anticipate and adapt to the changing Internet market; and

o ability to attract and retain a large number of customers from a variety of industries.

We also depend on the growing use of the Internet for marketing, advertising, commerce, and communications. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we do not successfully address these risks, our business could be seriously harmed.

OUR MARKETS ARE RELATIVELY NEW AND UNPROVEN AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE AND THE EFFECTIVENESS OF OUR E-MESSAGING, E-INTELLIGENCE, AND E-SERVICE SOLUTIONS. IF OUR SOLUTIONS ARE NOT ADOPTED BY MARKET PARTICIPANTS, OUR REVENUE GROWTH WILL SUFFER.

Demand and market acceptance for Internet e-messaging, e-intelligence, and e-service solutions is uncertain. Our future success is highly dependent on an increase in the use of the Internet as a marketing, advertising, and communications medium. The adoption of these Internet services, particularly by those entities that historically have relied upon traditional media for marketing and advertising, requires the acceptance of a new way of conducting business, exchanging information, and marketing products and services. Many of our current or potential customers have little or no experience using the Internet for marketing and advertising purposes, and they have allocated only a limited portion of their budgets to e-messaging, e-intelligence, and e-service. Moreover, our customers may find Internet e-messaging to be less effective for promoting their products and services relative to traditional marketing and advertising media. If our e-messaging platform fails to meet customers' demands, the use of our e-messaging services may decline over time and our business would suffer.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A limited number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Several transactions completed by us over the last year increased both the number of our securities available for resale to the public and the number of our securities held by our largest stockholders. For instance, in connection with our acquisitions of Revnet and Decisive, we issued 5,316,618 shares of our common stock and assumed options to purchase up to approximately 1,148,493 additional shares of our common stock. Additionally, we issued 4,095,124 shares of our common stock in a private placement. Affiliates of two of our largest stockholders, Softbank Corp and Pequot Capital Management, Inc. acquired 975,611 of the shares sold in the private placement. All of the shares referred to above have been registered for resale on Registration Statements on Form S-3 which have been declared effective by the SEC. Accordingly, all such shares may be resold into the public markets without restrictions.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS, WHICH COULD THREATEN OUR FUTURE GROWTH.

As part of our business strategy, we intend to focus on acquiring, or making significant investments in, additional companies, products, and technologies that complement our business. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully with our business. If we make additional acquisitions, we could have difficulty in assimilating the acquired products, services, or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders and cause our stock price to fall.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

We are continually developing significant enhancements for our e-messaging, e-intelligence, and e-service solutions and products. Any delay or difficulty associated with the introduction of these enhancements could significantly harm our business, results of operations, and financial condition. We also may not be able to develop the underlying core technologies necessary to create new products or enhancements, or to license those products from third parties.

WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND MAY NOT BE ABLE TO DO SO, WHICH COULD HARM OUR BUSINESS.

Our success depends on the continued service of our key senior management personnel in particular A. Laurence Jones, our President and Chief Executive Officer. The loss of any member of our senior management team could have a material adverse effect on our future operating results. Our future success also depends on our continuing ability to attract, retain, and motivate highly skilled employees. We face significant competition for individuals with the skills and experience required to perform in required roles and may not be able to attract or retain such individuals in the future.

WE ANTICIPATE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

We expect that our future operating results will fluctuate significantly. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

o market response to our e-messaging, e-intelligence, and e-service solutions;

o    difficulties in the development or deployment of new products or services;

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

Our revenue for the foreseeable future will remain dependent on e-messaging, e-intelligence, and e-service activity, the fees that we charge for our services and license fees for software products. These future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to upgrade and enhance our online solutions, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

We believe that marketing and advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter of each year. Seasonal or cyclical patterns may develop in our industry if our market makes the transition from an emerging to a more developed medium. Our revenue may also be affected by seasonal and cyclical patterns in Internet spending if they emerge.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS COULD SUFFER.

An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging, e-intelligence, and e-service. We continue to increase the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of September 30, 2000, we had 488 employees. In addition, we plan to continue to expand our sales and marketing programs and our service offerings. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce. Our future performance also may depend on the effective integration of acquired businesses. Such integration, even if successful, may require a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be harmed if we are unable to effectively manage our expanding operations.

WE DEPEND ON THIRD-PARTY PROVIDERS OVER WHOM WE HAVE NO CONTROL TO OPERATE OUR E-MESSAGING PLATFORM. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location companies, in operating our e-marketing platform. These companies may not continue to provide services to us without disruptions in service, at the current cost, or at all. Although we believe that we could obtain these services from other sources if need be, the costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming.

In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Despite precautions taken by us, unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our e-messaging and e-intelligence services, causing a loss of revenue and potential loss of customers.

WE RELY ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE. LOSING A SIGNIFICANT CUSTOMER COULD SUBSTANTIALLY DIMINISH OUR REVENUE.

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

COMPETITION IN OUR INDUSTRY IS INTENSE, AND OUR BUSINESS COULD BE HARMED IF WE DO NOT COMPETE EFFECTIVELY.

We believe none of our competitors offer the full range of solutions provided by us. However, the market for our products and services is intensely competitive. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for e-messaging, e-intelligence, and e-service solutions and interactive Internet communications in the near future.

Our principal competitors in the e-messaging services arena include 24/7, Inc., Acxiom, Inc., BroadVision, Inc., CheetahMail, Inc., ClickAction, Inc., Cyber Data Systems, Inc., Digital Impact, Inc., DoubleClick, Inc., e2 Communications, eGain Communications Corporation, EmailChannel, Inc., E.Piphany, Inc., Experian, Inc., FloNetwork, Inc., Kana Communications, Inc., L-Soft, Inc., MarketHome, Inc., MatchLogic, Inc., PostX Corporation, ReplyNet, Inc, Responsys, and SatMetrix Systems.

We may experience additional competition from Internet Service Providers and other large established businesses that enter the market for e-messaging services. Companies such as ADVO Inc., America Online, Inc., AT&T, IBM Corporation, Harte-Hanks, Inc., Hewlett-Packard Company, Integrion Financial Network LLC, The Interpublic Group of Companies, Inc., Microsoft Corporation and Foote Cone & Belding, some of whom are current clients of ours, which possess large, existing customer bases, substantial financial resources, and established distribution channels could develop, market or resell a number of marketing services.

The Internet, in general, and our e-messaging, e-intelligence, and e-service solutions, in particular, also must compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable, and print. Consequently, we compete with advertising and direct marketing agencies. To the extent that e-messaging is perceived to be a limited or ineffective advertising medium, companies may be reluctant to devote a significant portion of their advertising budget to our e-messaging solutions, which could limit the growth of e-messaging and negatively affect our business.

We also expect that competition may increase as a result of industry consolidation. Potential competitors may choose to enter the market for e-messaging, e-intelligence, and e-service solutions by acquiring one or more of our existing competitors or by forming strategic alliances with such competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our potential customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which would harm our business, results of operations and financial condition. We also may experience competition from internal information systems and development groups of our current and prospective clients that have better access to senior management.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services, and significantly greater resources than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may be used to bundle competing products or services directly to end-users or purchasers. If these competitors bundle competing products or services for their customers, the demand for our products and services could substantially decline. As a result of the above factors, we cannot assure you that we will compete effectively with current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

THE MARKETS FOR OUR PRODUCTS ARE UNDEVELOPED AND RAPIDLY CHANGING, WHICH MAKES AN INVESTMENT IN OUR COMPANY RISKY.

The Internet and Internet e-messaging, e-intelligence, and e-service markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, changing customer demands, and increasing numbers of service providers. Our products and services are designed around current technical standards and our revenue depends on continued industry acceptance of these standards. While we intend to provide compatibility with the most popular industry standards, widespread adoption of a proprietary or closed standard could prevent us from doing so. The standards on which our products and services are or will be based may not be accepted by the industry.

New market entrants have introduced or are developing products and services for use on the Internet and the World Wide Web that compete with our products. The products, services, or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address new industry standards and our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

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

WE FACE RISKS OF DEFECTS AND DEVELOPMENT DELAYS IN OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR REVENUE GROWTH.

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

IF CURRENT GROWTH RATES CONTINUE, THE CAPACITY OF OUR SOFTWARE OR HARDWARE COULD BE STRAINED, LEADING TO SLOWER RESPONSE TIMES OR SYSTEM FAILURES.

If the volume of messages that our systems process significantly increases, the capacity of our software or hardware could be strained. This could lead to slower response time or system failures. We have made and intend to continue to make substantial investments to increase our server capacity by adding new servers and upgrading our software as necessary. However, our products and services may not be able to meet the growing demand as the number of World Wide Web and Internet users increases. We also depend, as do our customers, on Web browsers, e-mail clients and Internet and online service providers for access to our services. Some users of our e-messaging services have experienced difficulties due to system failures unrelated to our system, products or services. If we cannot effectively address these capacity constraints, our business and financial condition could be materially and adversely affected.

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

The degree to which e-mail will become a common method of communication depends on the extent that users increasingly prefer e-mail over traditional means of communication. The growth of e-mail also depends on widespread access to reliable and affordable e-mail services by individuals, businesses and other organizations. Since usage of the Internet as a medium for on-line exchange of information, advertising, merchandising and entertainment is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for our e-messaging platform, or any substantial commercial use of the Internet, will develop. We cannot assure you that Internet usage patterns, and reliance on e-mail communication in particular, will continue to grow and will not decline as the newness of this method of communication wears off. It also is uncertain whether the cost of Internet access will decrease. If either the Internet or e-mail communication fails to achieve increased acceptance and does not become accessible to a broad audience at moderate costs, the market for our products and services will be jeopardized. The success of our business also depends on a significant expansion of the Internet infrastructure to provide adequate Internet access and proper management of Internet traffic.

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

WE FACE SECURITY RISKS AND POTENTIAL LIABILITY ASSOCIATED WITH MISAPPROPRIATION OF CONFIDENTIAL INFORMATION, WHICH COULD HARM OUR BUSINESS.

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

OUR MEANS OF PROTECTING OUR PROPRIETARY RIGHTS MAY BE INADEQUATE AND OUR COMPETITORS MAY DEVELOP SIMILAR TECHNOLOGY.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technology. Trade secret, copyright and trademark protections may not be adequate to safeguard the proprietary software underlying our products and services. We may not have adequate remedies for any breach and our trade secrets may otherwise become known. Moreover, notwithstanding our efforts to protect our intellectual property, competitors may be able to develop functionally equivalent e-messaging, e-intelligence, and e-service technologies without infringing any of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology.

We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have licensed, and we may license in the future, elements of our trademarks, trade dress, and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, we currently license certain software and communication systems from third parties. Our failure to maintain these licenses, or to find replacements for such technology in a timely and cost-effective manner, could have a material adverse effect on our business, results of operations and financial condition.

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

IN THE FUTURE, WE MAY BE SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting unsolicited commercial e-mail, or spam, or laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation, and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE, REGARDLESS OF OUR ACTUAL OPERATING PERFORMANCE.

The stock market in general, and Internet companies in particular, including our company, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to operating performance. The trading prices of many Internet companies' stocks are at or near historical highs, and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. Broad market and industry factors may reduce our stock price, regardless of our actual operating performance. In addition, the trading price of our common stock could fluctuate in response to factors such as:

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

FACTORS RELATED TO INTERNATIONAL EXPANSION COULD IMPAIR OUR BUSINESS.

On March 13, 2000, we signed a definitive agreement for the European joint venture, and on April 4, 2000, we signed letters of intent to establish joint ventures in the UK and Australia. To be successful, we believe we must continue to expand our international operations and hire additional international personnel. If we are unable to successfully expand internationally, our business could suffer. Our ability to successfully expand internationally depends on a number of factors, including:

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "expect", "future", "intend", "plan", and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition, and stock price.

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



                                          MESSAGEMEDIA, INC.




  Date:  November 14, 2000                By:  /s/ A. Laurence Jones
                                               -----------------------------
                                               A. Laurence Jones
                                               President and Chief Executive
                                               Officer and Director
                                               (Duly Authorized Officer)



                                          By:  /s/ David R. Callejas
                                               -----------------------------
                                               David R. Callejas
                                               Corporate Controller
                                               (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   27          Financial Data Schedule