Form 10-K
period 2000-12-31
MESSAGEMEDIA INC
filed 2001-03-27
CIK 1017829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE PERIOD FROM           TO           .
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

                             371 CENTENNIAL PARKWAY
                           LOUISVILLE, COLORADO 80027
         (Address, including zip code, of principal executive offices)
                                 (303) 440-7550
              (Registrant's telephone number, including area code)
         Securities registered pursuant to Section 12 (b) of Act: None

          Securities registered pursuant to section 12 (g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K: [ ]

     As of March 22, 2001, there were outstanding 68,507,101 shares of the Registrant's common stock, $.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,223,447 when the closing price of such stock, as reported on the NASDAQ National Market, was $.5625.* Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be affiliates.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on May 16, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

---------------

* Excludes 34,332,084 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 27, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

     This Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21 E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

     We are a worldwide leader in permission-based, e-mail marketing and messaging solutions. We use advanced technology, tools, and applications to help our customers fully utilize the Internet to increase sales, improve customer communications, and develop long-term customer loyalty and customer dialogue.

     Our outsourced services provide customers with:

     - a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communications, and develop long-term customer loyalty;

     - permission-based e-messaging to create an immediate two-way dialogue with customers;

     - tools to track, review, and refine e-messaging campaigns by leveraging our expertise and proprietary technology;

     - rapidly deployable, cost-effective outsourced solutions which eliminate the need to invest in the technology, hardware, and human resources necessary to implement and manage a comprehensive set of e-messaging and e-intelligence solutions; and

     - ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging and e-survey and database applications.

     Our software solutions provide customers with:

     - a complete solution for e-mail marketing and communications that integrates with relational databases such as Oracle or SQL Server;

     - functions such as targeted e-mail (filtering and data segmentation), personalized e-mail, dynamic content editing, and trackable URLs and campaign sequencing; and

     - all standard e-mail list server functions such as reliable high throughput e-mail delivery, bounce management, discussion lists, announcement lists, and easy unsubscribes.

INDUSTRY BACKGROUND

     E-mail marketing has its basis in traditional direct marketing principles. For decades, direct marketers have used traditional mail to communicate with their customers. The purpose of the direct mail pieces was to give customers promotional information, offers, and incentives that would encourage them to purchase particular products. Direct marketers soon realized that e-mail could be used to supplant traditional methods. It was a more effective way to interact with customers and could be used for a variety of purposes other than purchase incentives.

  Permission-based E-mail can be a Highly Strategic Tool for Online Business

     Permission-based, or "opt-in," e-mail is a highly reliable, cost-effective and timely way for businesses to create a personal, two-way dialogue with their customers. The complexity and functionality of commercial e-mail is changing dramatically. For example, e-mail can be used for a variety of highly strategic functions such as marketing, customer service, and transaction confirmations. E-mail functions can also be quickly customized or adapted to allow businesses to target and shape their communications to meet the rapidly changing needs of their customers. As businesses and consumers grow more comfortable with conducting commerce over the Internet, e-mail volume associated with business communication and e-commerce is expected to grow even more quickly. As the cost benefits and flexibility of e-mail are more widely recognized, we expect businesses to more rapidly embrace e-mail as a strategic tool for building customer relationships and responding to large volumes of inbound e-mail communications.

  Changing Business Environment and Need to Foster Customer Relationships

     The dramatic growth of the Internet and the proliferation of e-mail in the last five years have changed the way businesses and customers interact. Prior to the advent of e-mail, businesses relied primarily on in-person interaction and physical proximity to the customer as well as techniques such as direct mail and telemarketing to foster customer relationships. Such methods, however, vary in their degree of effectiveness and are often characterized by high costs and slow response times.

     E-mail marketing is effective, fast and inexpensive. Typical response rates of 15% or more are common, and marketers receive immediate feedback from customers. Email marketing costs may be 90% less than traditional direct marketing costs. Moreover, many companies use e-mail as a strategic tool to drive Web site traffic, facilitate transactions, and test new offers.

     As a result, businesses are increasingly in need of strategic applications that enable them to expand their customer base, foster customer loyalty, and provide personalized, one-to-one communication. According to a Yankee Group research report (Internet Market Strategies, December 2000), "The forecast for related e-mail marketing services will grow from approximately $100 million by the end of 2000 to almost $3 billion by the end of 2004. This is a compound growth rate of 140%."

  Complexity of E-messaging Supports Comprehensive Outsourced Services.

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

     The implementation of effective e-messaging systems requires substantial hardware, software, technical and administrative resources. As e-mail grows in volume and sophistication, the resources and expertise required to cost-effectively implement, enhance, and scale e-messaging applications increases exponentially. Given the complexities of these strategic and technical problems and the need to deploy a solution quickly and cost-effectively, businesses increasingly are looking to outsource their e-messaging services to "one-stop" outsourced providers. In general, as the level of complexity increases, outsourcing becomes a more attractive option.

OUR CORE COMPETENCIES

     - Account Management and Client Services -- Through our professional staff of account management and client service representatives, we deliver e-messaging services specifically tailored to each client's business objectives. Each client has an account management team comprised of an account director and one or more client services representatives, who act as the client's primary point of contact for all relationship and campaign management issues. They work with the client to develop an e-messaging calendar, create a specification of campaign needs, develop the necessary web interfaces, customize the client database through which we maintain, import and manipulate data, implement project plans, and manage pre-production and production testing, campaign roll-out and post-mailing analysis. Additionally, our client services professionals have extensive experience in the development and delivery of effective customer communications programs.

     - Outbound Messaging -- We manage all logistics of e-messaging delivery, from time-scheduled outbound message distribution to highly interactive and event-driven communications, such as confirming an Internet consumer purchase. E-messages with personalized content can be precisely targeted to segments of our clients' e-mailing list. Our technology determines which format the e-mail reader uses in order to maximize the visual impact of the sender's message. We provide reliable, large-scale delivery of messages, personalized and customized to each of our client's customers in an e-messaging campaign, as well as sophisticated error-handling and "bounce" processing to ensure a clean and current customer e-mailing list. Our outbound messaging capabilities include the ability to include rich media (audio and video) in the e-mail messages being sent by clients.

     - Inbound Messaging -- We manage all logistics of response processing from customers of our clients, including response validation, response tracking, performance of client defined actions, and automated database updates. Our response-handling capabilities enable our clients to engage in interactive, two-way marketing campaigns, entirely using e-mail. The ability to process and respond to customers' inquiries improves the quality of the customer relationship by ensuring our client's ability to hear, acknowledge, and respond to such requests in a personalized manner.

     - e-Survey -- We provide our customers with a wide array of e-mail based survey services. These services range from the development of the permission profiling questions that may be asked in the permission center to periodic and on-going transaction surveys to measure customer satisfaction to surveys directed at a specific target audience, question, or problem. We employ quantitative methods professionals with extensive experience in the design, development and deployment of surveys in both the conventional and e-survey delivery modes. These professionals also have extensive data analysis and data modeling experience that is used by customers in the targeting and database segmentation aspects of their outbound e-messaging campaigns.

     - Database Services -- We track and review the success of current and past e-messaging campaigns and can deliver multiple offers to separately defined customer groups. This allows our client to identify what worked and what did not and adaptively update and manage their campaigns in a proactive manner. All messaging activity is automatically tracked and logged into our database, creating a clear history of all customer actions to aid in resolution of individual requests as well as total campaign analysis. This detailed customer record provides a wealth of information and enables clients to fine-tune their direct marketing efforts and increase the return on investment in the next campaign. Additionally, clients often bring other data from their legacy systems to their e-messaging database maintained by us so that this additional data may be used to more effectively segment and target their customer communications

OUR SERVICES AND SOFTWARE OFFERINGS

     We offer a broad range of solution sets including complete outsourced services, hosted software and services, and licensed software, all powered by our next-generation M(3) Platform. The M(3) Platform features the industry's most robust systems architecture, which can support e-mail campaigns of any size. The next generation platform is readily customized to store a diverse range of customer and campaign data. It optimizes any e-mail format, including HTML, text, AOL, and streaming audio or video, and includes support for international and double-byte character sets without requiring specialized software. Campaigns may be targeted to customer segments depending on user preferences, behavior, or demographic information. A customized web-based interface allows clients to deliver content, setup campaigns, review reports, test messages, optimize content, and schedule mail events. This platform makes it easy for clients to migrate between our three solution sets and allows them to choose the level of self-service that meets their specific needs.

  Outsourced Services

     Our outsourced services are offered in a full or partial service bureau model depending on our client's need for self-service. The full service model M(3) Connect includes dedicated account management and customized services. Professional account managers share their breadth of e-mail marketing expertise in developing customer acquisition, retention, and growth strategies. Clients also have the option of choosing additional services from a continuum of value-added offerings.

     M(3) Connect is a full-service outsourced solution to create and deliver permission-based, targeted, e-mail campaigns including account management and production support. A dedicated account manager helps clients execute every phase of an e-mail campaign from planning and setup, through testing, integration, customization, delivery, and reporting. In addition, a dedicated account director provides best practices consulting on permission-based marketing, customer acquisition and retention, campaign management, and customer contact strategy.

     Also included in M(3) Connect are inbound e-mail response management tools, such as automated and agent-managed response handling of bounces, unsubscribes, and customer preferences, data services tools such as customer data loading, transformation and synchronization, data cleansing, and list brokerage services, and creative services tools such as graphic and content design for rich media, text, AOL, or HTML.

     M(3) Connect includes TargetDB, a robust database offering, which allows marketers to develop highly targeted campaigns based on a wide variety of customer data. This service has a full range of features including query and select functionality, data visualization, and campaign management tools, and comprehensive, customized reporting options. It is able to capture rich marketing information including promotional history, click-through rates, and demographic and customer preference information

     Survey is our premier online survey solution that allows companies to stay in touch with customers through cost-effective and flexible e-mail based surveys. Marketers may use this service for customer loyalty and employee satisfaction studies, product or service evaluations, Web site assessments, customer segmentation, and profiling and content analysis. We help customers develop effective survey methodologies, questionnaire content, and sampling, analysis, and reporting plans.

     Our outsourced services are targeted towards six major industry groups:
ISP's and portals, publishing, retail/e-tail, technology, financial services, and the travel and entertainment industry. In each of these industry groups, we have developed an understanding of the unique marketing requirements and have learned how to customize e-marketing and communications programs that meet the challenges unique to each specific industry.

  Hosted Software and Services

     Our hosted software solution, UnityMail Express, provides customers complete end-user control without the installation, set-up, and maintenance associated with implementing software in-house. This solution has defined functionality and a finite set of services. UnityMail Express allows customers to take advantage of advanced e-mail marketing technology without buying software or maintaining e-mail list servers. Clients pay monthly recurring charges based on messaging volume.

     Our hosted services offering is a partial service bureau model called M(3) Professional, which includes a dedicated account management team, but the client is and customized services M(3) Professional is an outsourced service, which includes program design and management from our world-class account management team, while allowing customers to control the execution of campaigns by using a web-based interface. This service gives marketers access to the full set of M(3) Professional features, while providing a greater degree of control in content design and campaign scheduling. This offering gives marketers the tools needed to create and deliver permission-based, targeted, e-mail campaigns at a lower price than M(3) Connect.

  Licensed Software

     Our licensed software solution is called UnityMail. UnityMail integrates relational databases into advanced e-mail list servers, allowing the development of one-to-one relationships with customers. UnityMail performs standard e-mail delivery, bounce management, discussion lists, announcement lists, and easy unsubscribes. Feature sets include dynamic content management, trackable URLs, targeted e-mail marketing, sampling and testing e-mail lists, personalized e-mail, auto-sensing HTML or text, load-balancing which controls message frequency and subscriber deliveries, campaign management for sequencing messages, and comprehensive statistical reporting to help measure program effectiveness. UnityMail is database-enabled and is easily installed on client servers. We license UnityMail for amounts ranging from $10,000 to $1.5 million. UnityMail 4.0 is offered as a single server license, or as UnityMail Enterprise for distributed or multi-server environments. UnityMail ASP is licensed to resellers that wish to rent UnityMail software to their domestic or international end-user clients. Today, over 10 advertising agencies and 12 ASPs use UnityMail as their e-mail platform. For our software products, we provide help desk support 24 hours a day, seven days a week. Additionally, we provide installation, training and integration services on a billable hours basis.

     Additionally, for clients with small databases and the need for limited e-mail marketing functionality, we offer MailKing, an entry-level PC-based e-mail distribution software package. MailKing is priced at $199.95 for single copy purchases.

COMPETITION

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

     We also expect that competition may increase as a result of industry consolidation. Potential competitors may choose to enter the market for e-messaging solutions by acquiring one or more of our existing competitors or by forming strategic alliances with such competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our potential customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which would harm our business, results of operations and financial condition. We also may experience competition from internal information systems and development groups of our current and prospective clients that have better access to senior management.

SALES

     Our sales efforts are conducted through a regionally based, direct sales force. Our sales force typically markets our solutions to the senior level marketing personnel and senior corporate management within potential client organizations. We have worked with a number of "blue chip" clients who have agreed to help facilitate our sales efforts by acting as client references.

     We maintain a separate group of regionally based sales professionals that are responsible for selling our packaged software applications, principally UnityMail.

     Our regionally based, direct sales force is focused on attracting new clients. Our existing clients are supported by the account management and client services organization. This group is responsible for working with current clients on their communications and dialog programs, for retaining these clients and for increasing the usage of our services by these clients. Our account management and client services professionals are highly effective at managing relationships and selling additional services to existing clients when the need arises.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our research, development and engineering activities are focused primarily on the design, development and enhancement of e-messaging services, as well as on increasing the capacity and reliability of existing products and services. We have devoted a significant portion of our resources to research, development and engineering programs. Our research, development and engineering expenses were $6.2 million, $4.9 million, and $4.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. We believe that significant research, development and engineering expenditures will be required in order for us to remain competitive. Accordingly, we expect that research, development and engineering expenses will continue to constitute a significant portion of our overall expenses in the future.

     Our ability to design, develop, test and support new software products and enhancements on a timely basis is critical to our future success. There can be no assurance that we will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. Our current services are designed around certain widely used and accepted standards, including the MIME and SMTP e-mail standards, and integrate process-based security using e-mail confirmation. Current and future use of our services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

INTERNATIONAL OPERATIONS

     On March 13, 2000, we entered into a definitive agreement with @viso Limited, a strategic partnership between Vivendi and SOFTBANK Corp., to create MessageMedia Europe B.V., a joint venture between MessageMedia and @viso. Under the terms of the joint venture agreement, we own 51% and @viso owns 49% of the joint venture. To date, our business dealings outside the United States are limited and do not represent a substantial portion of our total revenues. Since this date, this joint venture developed its service platform and commenced the sale of its services. Recently, the two shareholders of the joint venture, @viso and MessageMedia, initiated an evaluation of the strategic direction of the joint venture and are evaluating potential alternatives to the current business plan of the joint venture. Because we are only in the preliminary stages of evaluating options, any potential change to the business cannot presently be assessed, and there can be no assurance that the ultimate decision of the shareholders will not have a material adverse affect upon our business.

GOVERNMENT REGULATION

     A number of states have adopted laws restricting the distribution of unsolicited commercial e-mails, or Spam. We actively monitor such legislation and regulatory development to minimize the risk of our participation in activities that violate anti-Spam legislation. Additionally, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation, and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

EMPLOYEES

     As of December 31, 2000, we employed 360 full time employees and 1 part time employee. Of these 361 employees, 100 were in research, development and engineering, 84 were in operations, 73 were in marketing and sales, 39 were in administration, and 65 were in Europe, primarily in operations.

     Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel and upon our ability to attract and retain additional highly skilled creative, technical, financial and strategic marketing personnel. Competition for such personnel is intense. There can be no assurance that we will successfully attract and retain such personnel, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. None of our employees are represented by a labor union. We have never experienced a work stoppage and we believe that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of our executive officers as of March 27, 2001:

NAME                                    AGE                  POSITION
----                                    ---                  --------
A. Laurence Jones.....................  48    President and Chief Executive Officer
William E. Buchholz...................  58    Senior Vice President, Finance and
                                                Administration, and Chief Financial
                                                Officer
Bruce Chittenden......................  53    Chief Technical Officer
Mary Beth Loesch......................  40    Senior Vice President, Corporate
                                                Development
Prabhuling Patel......................  55    Senior Vice President, Online
                                              Marketing and Communication

     Mr. Jones became our President in March 1999 and our Chief Executive Officer and a director in April 1999. Prior to joining our company, Mr. Jones served as an operating affiliate of McCown De Leeuw & Co., a private equity firm, from January 1998 to February 1999. From 1993 to January 1998, Mr. Jones served as President and Chief Executive Officer of Neodata Services, Inc., a privately held direct marketing company. Mr. Jones serves as a director of Exabyte Corp. and Cooperative Computing, Inc./Triad. Mr. Jones received a B.S. in Computer Science from Worcester Polytechnic Institute in 1975 and an M.B.A. from Boston University in 1980.

     Mr. Buchholz was appointed our Senior Vice President Finance and Administration and Chief Financial Officer in March 2001. Prior to joining our company, Mr. Buchholz served as senior vice president and Chief Financial Officer of Nalco Chemical Company. At Nalco, a publicly-held specialty chemical company, Mr. Buchholz managed U.S. and international treasury controls, investor relations, internal audit, tax and financial systems, and investment and commercial banking relationships. He also co-founded Nalco's acquisition program, which managed the acquisition of 38 companies in three years. Prior to Nalco, Mr. Buchholz was vice president and Chief Financial Officer for Cincinnati Milacron, an industrial equipment supplier, and he handled SEC matters at Arthur Andersen & Co. in Cincinnati, Ohio. Mr. Buchholz, who is a C.P.A., received an M.B.A. from Michigan State University and a degree in accounting from its Honors College.

     Mr. Chittenden became our Chief Technical Officer in September 2000. Prior to joining our company, from 1993 to September 2000, he served as Senior Vice President of Software Products at Citrix Systems, Inc. Prior to Citrix, Mr. Chittenden served as head of product development for Uniquest, Computone Corporation, and The Santa Cruz Operation. Mr. Chittenden served in the U.S. Navy from 1970 to 1974 and holds an M.S. in Computer Science from the University of Hawaii and a B.S. in Mathematics from the University of Missouri.

     Ms. Loesch has served as our Senior Vice President of Corporate Development since February 2000. From April 1999 to February 2000, she served as our Vice President of Corporate Development. From January 1998 until April 1999, she served as President of the Advanced Network Solutions Group at Internet Communications Corp. From 1996 until 1998 she worked for KPMG Peat Marwick where she served as managing director of the high-technology consulting practice. Prior to that she held various executive-level positions at CSG Systems Incorporated and U S WEST, Inc. Ms. Loesch received an M.B.A. from Creighton University in 1986 and graduated summa cum laude with a B.S.B.A. from Creighton University in 1982.

     Mr. Patel became our Senior Vice-President, Online Marketing and Communication in October 2000. From June 2000 to October 2000, he served as our General Manager of Messaging Services at MessageMedia. From 1991 to May 2000, Mr. Patel served as President of the Telecommunications Energy & Cable Group of Experian and was President, On-Line Services at Metromail Corporation, the predecessor company. Previously, Mr. Patel served as Senior Vice President and General Manager of the Information Group with oversight of privacy policies and start-up of the Internet Division. He has also held positions with the direct marketing arm of Montgomery Ward, Household International, Rapid-American Corporation, CitiGroup and CIGNA. Mr. Patel holds an M.B.A. in Marketing and Finance with honors from Columbia University; an M.S. in Electrical Engineering with distinction from the Indian Institute of Science; and a B.S. in Electrical Engineering summa cum laude from Bangalore University.

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

  WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

     We have an accumulated deficit of approximately $178.2 million as of December 31, 2000. We have not achieved profitability and expect to continue to incur operating losses at least into 2001. We intend to continue to invest in research and development and strategic marketing. Accordingly, we expect to continue to incur significant operating expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in some but not all of the recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted, our business, results of operations, and financial condition will be materially and adversely affected.

  OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE, REGARDLESS OF OUR ACTUAL OPERATING PERFORMANCE.

     The stock market in general, and our company in particular, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to operating performance. In addition, the trading price of our common stock could fluctuate in response to factors such as:

     - quarterly fluctuations in our revenue and financial results both in absolute terms and relative to analyst and investor expectations;

     - changes in recommendations of securities analysts;

     - announcements of technological innovations or new services or products;

     - publicity regarding actual or potential results with respect to technologies, services, or products under development;

     - disputes or other developments concerning proprietary rights, including copyright and litigation matters; and

     - limited investment analyst coverage.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

  WE MAY FACE POSSIBLE NASDAQ DELISTING RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

     Our common stock is currently listed on the NASDAQ National Market. If we fail to maintain the qualification for our common stock to trade on the NASDAQ National Market, including the requirement that our common stock maintain a $1.00 minimum per share bid price, our common stock could be subject to delisting. We do not currently comply with NASDAQ National Market's continued listing requirements, but have a probationary period in which we can get back in compliance before we are delisted from the NASDAQ National Market. There can be, however, no assurance that we will be able to achieve the continued listing requirements and maintain them for the necessary period for continued listing on the NASDAQ National Market.

     If our shares are not listed on the NASDAQ National Market as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Such NASDAQ delisting would also greatly impair our ability to raise additional necessary capital through equity or debt financing.

     In addition, if our common stock is not listed on the NASDAQ National Market, we may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

     The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our shares if they are listed on the NASDAQ National Market and we provide certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. There can be no assurance that the shares of our common stock will qualify for exemption from these restrictions. If such shares were subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

  WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

     It may be necessary for us to raise additional capital in the future in order to execute our business plan, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures. Any required additional financing might not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity or debt securities, you may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations, which would have a material adverse effect on our business, financial condition and results of operations.

  OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

     An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the e-messaging and e-intelligence markets. These risks include our:

     - ability to achieve and maintain revenue growth rates;

     - need to successfully integrate past and any future acquisitions;

     - competition;

     - ability to offer products and services, including our information distribution, e-mail marketing and e-commerce messaging offerings, that achieve broad market acceptance;

     - ability to attract, retain and motivate qualified personnel;

     - ability to maintain our current, and develop new, strategic relationships;

     - ability to anticipate and adapt to the changing e-messaging market; and

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

  OUR MARKETS ARE RELATIVELY NEW AND UNPROVEN AND OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE AND THE EFFECTIVENESS OF OUR E-MESSAGING AND E-INTELLIGENCE SOLUTIONS. IF OUR SOLUTIONS ARE NOT ADOPTED BY MARKET PARTICIPANTS, OUR REVENUE GROWTH WILL SUFFER.

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

  SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

     A limited number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by two of our largest stockholders. In this instance, we issued 7,746,479 shares of our common stock to SOFTBANK Corp., our largest shareholder, 704,225 shares to Pequot Capital Management, our second largest shareholder, and 2,816,902 shares to REBAR, L.L.C. (See note 14 to the financial statements) These investors may request, not earlier than May 23, 2001, to register their shares. After which, they may be sold in the public markets without restriction.

  OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

     We are currently merging our two messaging technology platforms into one comprehensive platform. In addition, we are continually developing significant enhancements for our e-messaging solutions and products. Any delay or difficulty associated with the consolidation of these two platforms or the introduction of these enhancements could significantly harm our business, results of operations, and financial condition. We also may not be able to develop the underlying core technologies necessary to create new products or enhancements, or to license those products from third parties which could cause our revenues to decline.

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

  WE ANTICIPATE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

     We expect that our future operating results will fluctuate significantly, which could cause our stock price to fall. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

     - market response to our e-messaging solutions;

     - difficulties in the integration of existing technologies and the development or deployment of new products or services;

     - the timing and rate at which we increase our expenses to support projected growth;

     - fluctuating market demand for our products and services;

     - the degree of acceptance of the Internet as a medium for communicating with customers;

     - product introductions and service offerings by our competitors;

     - the mix of the products and services provided by us; and

     - the cost of compliance with applicable government regulations, including privacy legislation.

     Our revenue for the foreseeable future will remain dependent on e-messaging activity, the fees that we charge for our services and license fees for software products. These future revenues are difficult to forecast. Although we took measures to significantly reduce costs in December 2000 (see note 9 to the financial statements), we may be unable to adjust our internal operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

  IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS COULD SUFFER.

     An effective planning and management process is required to successfully implement our business plan in the rapidly evolving market for Internet e-messaging. We continue to adjust the scope of our operations, and we have grown our workforce substantially. As of January 1, 1995, we had 5 employees and, as of December 31, 2000, we had 361 employees. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce. Our business, results of operations and financial condition will be harmed if we are unable to effectively manage our expanding operations.

  WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS OVER WHOM WE HAVE NO CONTROL TO OPERATE OUR E-MESSAGING PLATFORM. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE.

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

  WE RELY ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE. LOSING A SIGNIFICANT CUSTOMER COULD SUBSTANTIALLY DIMINISH OUR REVENUE.

     A significant portion of our revenues are generated by a limited number of customers. We expect that we will continue to depend on large contracts with a small number of significant customers, which can cause our revenue and earnings to fluctuate between quarters based on the timing of these contracts. None of our customers has any obligation to purchase additional products or services from us above current contractual minimums. Consequently, if we fail to develop relationships with significant new customers, our business and financial condition will suffer.

  COMPETITION IN OUR INDUSTRY IS INTENSE, AND OUR BUSINESS COULD BE HARMED IF WE DO NOT COMPETE EFFECTIVELY.

     We believe none of our competitors offer the full range of solutions provided by us. The market for our products and services, however, is intensely competitive. There are no substantial barriers to entry into our business, and we expect that established and new entities will enter the market for e-messaging solutions.

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

  THE MARKETS FOR OUR PRODUCTS ARE UNDEVELOPED AND RAPIDLY CHANGING, WHICH MAKES AN INVESTMENT IN OUR COMPANY RISKY.

     The Internet e-messaging markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, changing customer demands, and increasing numbers of service providers. Our products and services are designed around current technical standards and our revenue depends on continued industry acceptance of these standards. While we intend to provide compatibility with the most popular industry standards, widespread adoption of a proprietary or closed standard could prevent us from doing so. The standards on which our products and services are or will be based may not be accepted by the industry.

     New market entrants have introduced or are developing products and services for use on the Internet that compete with our products. The products, services, or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address new industry standards and our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

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

  IF WE WERE TO EXPERIENCE ACCELERATED GROWTH IN THE FUTURE, THE CAPACITY OF OUR SOFTWARE OR HARDWARE COULD BE STRAINED, LEADING TO SLOWER RESPONSE TIMES OR SYSTEM FAILURES.

     If the volume of messages that our systems process significantly increases, the capacity of our software or hardware could be strained. This could lead to slower response time or system failures. We have made substantial investments to increase our server capacity by adding new servers and upgrading our software as necessary. However, our products and services may not be able to meet the growing demand as the number of Internet users increases. We also depend, as do our customers, on Web browsers, e-mail clients and Internet and online service providers for access to our services. Some users of our e-messaging services have experienced difficulties due to system failures unrelated to our system, products or services. If we cannot effectively address these capacity constraints, our business and financial condition could be materially and adversely affected.

  ANY SYSTEM FAILURE MAY HARM OUR BUSINESS OR REPUTATION.

     The continuing and uninterrupted performance of our computer systems and our customers' computer systems is critical to our ability to provide outsourced services. Sustained or repeated system failures would reduce the attractiveness of our solutions to our customers and could harm our business reputation. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to increase of volume of e-messages delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition would be materially and adversely affected.

     Our operations are dependent in part upon our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. We do not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by us, our servers also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer system. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

  OUR MEANS OF PROTECTING OUR PROPRIETARY RIGHTS MAY BE INADEQUATE AND OUR COMPETITORS MAY DEVELOP SIMILAR TECHNOLOGY.

     We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, however, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technology. Trade secret, copyright and trademark protections may not be adequate to safeguard the proprietary software underlying our products and services. We may not have adequate remedies for any breach and our trade secrets may otherwise become known. Moreover, notwithstanding our efforts to protect our intellectual property, competitors may be able to develop functionally equivalent e-messaging technologies without infringing any of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology.

     We enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

  WE HAVE IN THE PAST, AND MAY IN THE FUTURE, BECOME INVOLVED IN PATENT OR TRADEMARK INFRINGEMENT CLAIMS THAT RESULT IN A SIGNIFICANT DRAIN ON OUR RESOURCES AND PREVENT OUR MANAGEMENT TEAM FROM FOCUSING ON MORE PROFITABLE TASKS.

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

  WE MAY BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE COSTLY TO OPERATE OR DECREASE THE DEMAND FOR OUR PRODUCTS AND SERVICES.

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we are not currently subject to direct regulation by any government agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting Spam, or laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation, and personal privacy is uncertain and developing. Any new application or interpretation of existing laws could have a material adverse effect on our business.

  FACTORS RELATED TO INTERNATIONAL EXPANSION COULD IMPAIR OUR BUSINESS.

     On March 13, 2000, we signed a definitive agreement with @viso to create MessageMedia B.V., our European joint venture. Since this date, this joint venture developed its service platform and commenced the sale of its services. Recently, the two shareholders of the joint venture, @viso and MessageMedia, initiated an evaluation of the strategic direction of the joint venture and are evaluating potential alternatives to the current business plan of the joint venture. Because we are only in the preliminary stages of evaluating options, any potential change to the business cannot presently be assessed, and there can be no assurance that the ultimate decision of the shareholders will not have a material adverse affect upon our business.

  YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

     This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

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

ITEM 2. PROPERTIES

     Our corporate facilities consist of approximately 73,485 square feet of leased space in Louisville, Colorado and 33,805 square feet in Superior, Colorado. The Louisville facility lease expires on October 14, 2010, and the Superior facility lease expires on April 30, 2005. We lease space in Denver, Colorado for our computer processing center. On January 11, 1999, we closed our San Diego operations and did not renew the facility lease, which expired in May 1999. In December 1998, we acquired Email Publishing, Inc. In doing so, we acquired a facility lease consisting of approximately 6,500 square feet of leased space in Boulder, Colorado. This facility lease expires on June 30, 2002. Additionally, we lease facilities in Huntsville, Alabama, New York City, New York, Chicago, Illinois, and San Francisco, California. We are currently in the process of subleasing certain of the above properties related to our year 2000 restructuring (see note 9 to the financial statements).

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading in the over-the-counter market on December 13, 1996 and was quoted on the NASDAQ National Market under the symbol "FVHI" (First Virtual Holdings Incorporated). On December 15, 1998, we changed our NASDAQ symbol to "MAIL" and on March 30, 1999, we changed our NASDAQ symbol to "MESG." The following table represents the high and low sales prices for our common stock on the NASDAQ National Market.

                                                             2000            1999
                                                         -------------   ------------
                                                         HIGH     LOW    HIGH    LOW
                                                         -----   -----   -----   ----
First Quarter..........................................  21.88   10.25    9.56   4.88
Second Quarter.........................................  12.63    2.19   26.75   7.00
Third Quarter..........................................   5.50    2.50   22.75   9.75
Fourth Quarter.........................................   3.22    0.33   20.00   9.94

     We have not paid any dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. As of March 22, 2001, there were approximately 513 holders of record. The number of holders of our common stock does not include beneficial owners of common stock whose shares are held in the name of banks, brokers, nominees, or other fiduciaries.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report on Form 10-K.

STATEMENT OF OPERATIONS:

                                                     YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                    2000          1999          1998          1997         1996
                                 -----------   -----------   -----------   ----------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Revenues.......................  $    33,648   $    10,021   $     1,288   $    1,451   $      696
Cost of revenues...............       17,325         4,589            98          271          266
                                 -----------   -----------   -----------   ----------   ----------
Gross profit...................       16,323         5,432         1,190        1,180          430
Operating expenses:
  Marketing and sales..........       21,526         9,704         1,935        5,424        1,836
  Research, development and
     engineering...............        6,234         4,936         4,828        6,687        4,653
  General and administrative...       20,083         7,678         4,095        4,378        4,238
  Restructuring expenses.......        7,009         1,025           812           --           --
  Write-off of in-process
     technology................           --            --         1,300           --           --
  Depreciation expense.........        5,022         1,358         1,148        1,097          524
  Amortization expense.........       50,497        27,565         1,038           --           --
                                 -----------   -----------   -----------   ----------   ----------
          Total operating
            expenses...........      110,371        52,266        15,156       17,586       11,251
                                 -----------   -----------   -----------   ----------   ----------
Loss from operations...........      (94,048)      (46,834)      (13,966)     (16,406)     (10,821)
Interest income (expense)......          977           565           134          459          131
                                 -----------   -----------   -----------   ----------   ----------
Net loss before minority
  interest and effect of
  accounting change............      (93,071)      (46,269)      (13,832)     (15,947)     (10,690)
Minority interest..............        5,109            --            --           --           --
                                 -----------   -----------   -----------   ----------   ----------
Net loss before cumulative
  effect of change in
  accounting principle.........      (87,962)      (46,269)      (13,832)     (15,947)     (10,690)
Cumulative effect of change in
  accounting principle.........          192            --            --           --           --
                                 -----------   -----------   -----------   ----------   ----------
Net loss.......................      (88,154)      (46,269)      (13,832)     (15,947)     (10,690)
Dividends imputed on preferred
  stock........................           --            --          (153)      (1,250)          --
                                 -----------   -----------   -----------   ----------   ----------
Net loss applicable to common
  shares.......................  $   (88,154)  $   (46,269)  $   (13,985)  $  (17,197)  $  (10,690)
                                 ===========   ===========   ===========   ==========   ==========
Net loss per share, basic and
  diluted......................  $     (1.57)  $     (1.00)  $     (0.63)  $    (1.94)  $    (2.33)
Shares used in per share
  computation, basic and
  diluted......................   56,080,224    46,367,195    22,304,902    8,842,367    4,588,262

BALANCE SHEET DATA:

                                                         YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------
                                               2000       1999      1998      1997     1996
                                              -------   --------   -------   ------   -------
Cash, cash equivalents and short term
  investments...............................  $11,273   $ 37,920   $ 4,659   $6,331   $17,128
Restricted cash.............................    4,549         --        --       --        --
Furniture, equipment, software and
  information technology, net...............   15,050      4,728     1,476    1,879     2,024
Intangibles.................................   24,100     75,162    23,895       --        --
          Total Assets......................   66,255    123,191    31,221    9,048    19,693
Current Liabilities.........................   28,372      5,765     2,671    4,770     3,236
Notes and amounts payable non current.......    2,123         36        54      163     1,913
Stockholders' equity (net capital
  deficiency)...............................   33,614    117,390    28,484     (572)   14,944

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K may contain forward-looking statements including statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

     We commenced operations in 1994. From inception through 1998, our revenues principally were derived from our Internet payment system and related services. In June 1998, we were recapitalized by SOFTBANK Corp. and affiliates through a series of transactions resulting in their acquisition of 19.1 million shares of our common stock. In July 1998, we made a strategic decision to focus exclusively on e-messaging and related services, leveraging the expertise of our key technical personnel and our existing proprietary technology from the Internet payment system, which was phased out. In December 1998, we changed our name from First Virtual Holdings Incorporated to MessageMedia, Inc. in connection with our acquisitions of two e-messaging companies, Email Publishing, Inc. ("EPub") and Distributed Bits, L.L.C. ("DBits"). As a result of the acquisitions, EPub and DBits became our wholly-owned subsidiaries. These acquisitions enabled us to expand our suite of e-messaging services. In August 1999, we acquired two additional e-messaging companies, Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"), to further broaden our comprehensive suite of e-messaging solutions and our customer base. All of these acquisitions were accounted for as purchase transactions. A summary of these acquisitions follows:

     - EPub was a leading provider of outsourced e-mail message delivery services to businesses and organizations. On December 9, 1998, we acquired all of the common stock of Epub in exchange for 5,582,676 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 417,324 additional shares of our common stock.

     - DBits was a development stage company developing customer email management systems and solutions. On December 11, 1998, we acquired all equity interests in DBits in exchange for 1,305,320 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock.

     - Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability. Revnet also provided outsourced email message delivery services. On August 9, 1999, we acquired all of the common stock of Revnet in exchange for 3,262,120 shares of our common stock and the assumption by us of options to purchase up to approximately 681,675 additional shares of our common stock.

     - Decisive was a leading provider of online customer intelligence solutions such as e-surveys. On August 16, 1999, we acquired all of the common stock of Decisive Technology in exchange for 2,054,498 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 466,818 additional shares of our common stock.

SOURCES OF REVENUE AND REVENUE RECOGNITION

  E-Messaging Solutions

     We currently derive revenue from outsourced e-messaging services and software products and related support services. Our outsourced e-messaging services include e-mail marketing, e-commerce messaging, and e-survey. Our software products provide e-messaging and e-survey capabilities for clients desiring an in-house solution. We sell software products on-line and through our direct sales force and distributor network.

     - Messaging and related services:

          Revenue is recognized as earned in accordance with individual customer contracts which typically provide for monthly minimums and varying revenue on a per message basis, depending upon monthly message volumes and mailing enhancements. Set-up fees are recognized over the terms of the contracts. We recognize revenue from survey service agreements on a percentage-of-completion basis and typically bill customers as services are provided. Accordingly, revenue recognized in advance of billing milestones is recorded as unbilled accounts receivable, and collections resulting from billing milestones achieved in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

     - Software licenses and services:

          We recognize software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." We recognize revenue on software contracts with terms of one-year or less over the life of the contracts. Revenue on multi-year contracts is typically recognized upon delivery, unless extended payment terms exist. Substantially all of our customers that purchase our software products also enter into annual support and maintenance contracts. Revenue attributable to annual support and maintenance contracts is recognized ratably over the term of the respective agreements. Revenue on hosted software services is recognized as we provide services to the customer. Set-up fees on these services are recognized over the terms of the contracts.

  Internet Payment System

     In connection with our strategic decision to focus exclusively on e-messaging solutions, in August 1998 we phased out our Internet payment system and related services. Revenue related to the Internet payment system, including consumer and merchant registrations, transaction, marketing and merchandising revenue, consulting fees and interactive advertising development, are separately reported as "Internet payment system" revenue. We currently do not generate any Internet payment system revenue. Revenue from registration fees and the related direct costs of processing such registrations was recognized over a 12-month period. Transaction and marketing revenue was recognized when earned.

     We have incurred net operating losses in each quarter since inception. As of December 31, 2000, we had an accumulated deficit of $178.2 million. There can be no assurance that our future revenues will increase and our ability to generate significant future revenues is subject to substantial uncertainty. In addition, as we introduce new functionality in our messaging platform and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

  Revenues

     We derive our revenue from outsourced e-messaging services, and software products and related support services. Our outsourced e-messaging services include information distribution, e-mail marketing, e-commerce messaging and e-intelligence. Our software products provide e-messaging capabilities for customers desiring their own "in-house" solution. Prior to July 1998, we derived our revenue from our First Virtual Internet Payment System ("FVIPS") and related services. In August 1998, we phased out the operations of the FVIPS and launched our e-messaging services. In December 1998, we acquired DBits and EPub, and in August 1999, we acquired Revnet and Decisive. Revenue for the periods presented was earned as detailed in the table below (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           2000      1999      1998
                                                          -------   -------   ------
Messaging and related services..........................  $23,897   $ 8,214   $  425
Software licenses and services..........................    9,751     1,807       --
First Virtual Internet Payment System...................       --        --      863
                                                          -------   -------   ------
          Total revenues................................  $33,648   $10,021   $1,288
                                                          =======   =======   ======

     For the year ended December 31, 2000, revenues increased to approximately $33.6 million compared to approximately $10.0 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in the number of customers using our products and services, increased e-messaging volume, an incremental increase in revenue as a result of the Decisive and Revnet acquisitions and the startup of MessageMedia Europe.

     For the year ended December 31, 1999, revenues increased to approximately $10.0 million compared to approximately $1.3 million for the year ended December 31, 1998. This increase is primarily due to the change in our business strategy from an internet payment system product to e-messaging and software products. In August 1998, we began our e-messaging services, which is now our primary business, and phased out our FVIPS operations. The increase in revenue was also due to increases in the number of clients using our services, increased e-messaging volume, and an incremental increase in revenue as a result of the EPub, Revnet, and Decisive acquisitions.

  Cost of Revenues

     The cost of revenues for e-messaging solutions consists of salaries, benefits, consulting fees, and operational costs related to providing our outsourced services. Cost of revenues for software licenses consists of software packaging and distribution costs. The cost of revenues from FVIPS consists of fees paid to third parties for processing transactions, costs of setting up new accounts and communication expenses related to providing services from the FVIPS. We have incurred cost of revenues from messaging services, software products, and FVIPS, as detailed in the table below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2000      1999    1998
                                                              -------   ------   ----
Messaging and related services..............................  $15,375   $4,353   $30
Software licenses and services..............................    1,950      236    --
First Virtual Internet Payment System.......................       --       --    68
                                                              -------   ------   ---
          Total cost of revenues............................  $17,325   $4,589   $98
                                                              =======   ======   ===

     For the year ended December 31, 2000, the cost of revenues increased to approximately $17.3 million compared to approximately $4.6 million for the year ended December 31, 1999. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volume, and the incremental increase in cost of revenues as a result of the startup of MessageMedia Europe and the acquisitions of Decisive and Revnet.

     For the year ended December 31, 1999, the cost of revenues increased to approximately $4.6 million compared to approximately $98,000 for the year ended December 31, 1998. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volumes, and the Decisive and Revnet acquisitions.

  Operating Expenses

     Our operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. Overall operating expenses increased for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to increased headcount and related expenses, and our startup of MessageMedia Europe, which began operations in March 2000. Operating expenses increased for the year ended December 31, 1999 compared to the year ended December 31, 1998 also due to increased headcount and related expenses. Additionally, our acquisitions of EPub and DBits were completed in December 1998 and our acquisitions of Revnet and Decisive were completed in August of 1999, therefore their operating results were not included in the comparable period in 1998.

     We expect operating expenses to continue to be substantial as development and enhancement of technological capabilities associated with our e-messaging solutions and software services continue, as we explore opportunities to merge with or acquire complementary businesses or technologies, and as we add employees to service our growing customer base. We also anticipate that expenses necessary for the introduction of new services and promotion of our products will be substantial.

     Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel, and other marketing expenses, increased to approximately $21.5 million for the year ended December 31, 2000, compared to approximately $9.7 million for the year ended December 31, 1999. This increase is primarily due to growth in headcount in sales, client services, and marketing staff as a result of increased sales efforts related to our new e-messaging and e-intelligence solutions and an incremental increase in headcount from the Decisive and Revnet acquisitions and the startup of MessageMedia Europe. Additionally, advertising and promotional spending increased as a result of promoting our new services and products in both the United States and Europe.

     For the year ended December 31, 1999, marketing and sales expenses increased to approximately $9.7 million compared to approximately $1.9 million for the year ended December 31, 1998. This increase is primarily due to growth in domestic sales, client services, and marketing headcount and increased advertising and promotional spending. Marketing and Sales expense for the year ended December 31, 1999 includes a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer, which included an option vesting acceleration clause that was triggered upon the company obtaining certain sales contracts and/or certain sales levels.

     Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement, and maintenance of our products and services, increased to approximately $6.2 million for the year ended December 31, 2000, compared to approximately $4.9 million for the year ended December 31, 1999. This increase is due to growth in headcount and related compensation expense associated with our ongoing research, development and engineering efforts.

     For the year ended December 31, 1999, research, development and engineering expenses increased to approximately $4.9 million, compared to approximately $4.8 million for the year ended December 31, 1998. This increase is due to growth in headcount and related compensation expense.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, and other expenses associated with the general management and administration of our company. General and administrative expenses increased to approximately $20.1 million for the year ended December 31, 2000, compared to $7.7 million for the year ended December 31, 1999. This increase is primarily due to increases in our administrative staff and related compensation expense as a result of our growth. Additionally, there was an incremental increase in headcount and related expenses due to our acquisitions of Revnet and Decisive in August 1999, and the startup of MessageMedia Europe.

     General and administrative expenses increased to approximately $7.7 million for the year ended December 31, 1999, compared to $4.1 million for the year ended December 31, 1998. This increase is primarily due to growth in headcount and related compensation expense, and the Revnet and Decisive acquisitions.

     Restructuring charges. In the fourth quarter of 2000, we recorded a charge of $7.0 million as a result of our decision to eliminate our e-services line of business, and reduce overhead by centralizing our Colorado offices to one facility and reducing our occupancy costs in our Chicago and San Francisco sales offices. The restructuring charge includes $2.0 million in facilities related expenses, $1.1 million in e-services contract terminations, $1.5 million of employee severance and related expenses, and $2.4 million in asset impairment charges for e-services software and costs related to closing our facilities.

     In the first quarter of 1999, we recorded a charge of $1.0 million as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our e-messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, DBits, and EPub included a company-wide staff reduction, which resulted in approximately $632,000 of employee severance pay and other related expenses and approximately $393,000 in moving expenses and costs related to closing the San Diego facility.

     In the second quarter of 1998,we recorded a restructuring charge of approximately $812,000 as a result of our decision to focus our efforts on the messaging platform, initiate efforts to cease operations of our FVIPS and better align our cost structure with expected revenue projections. The restructuring activity included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses, and approximately $267,000 related to relocating our corporate office and termination fees for cancellation of certain contracts related to FVIPS.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had $15.8 million in cash and cash equivalents, including $4.5 million in restricted cash. Of the $15.8 million, $11.1 million was in the United States and $4.7 million in MessageMedia Europe. On December 29, 2000, we received a $3.0 million bank loan, and on February 23, 2001, we raised an additional $8.0 million in funding from SOFTBANK Venture Capital, Pequot Capital Management, and REBAR, L.L.C. We have experienced recurring losses and have a deficiency in working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure including rent, salaries, and other service expenses related to our e-services division. There can be no assurance that the restructuring of our organization will achieve the desired results or that revenues will increase to the level necessary to generate positive cash flow from operations. However, we believe that the additional capital raised through the recent private placement will be sufficient to allow us to maintain our operations at least through December 31, 2001. In addition, should we not obtain growth in revenue or be able to obtain additional funding, expenditures will be scaled back further in the areas of marketing, advertising, product development, purchases of furniture and fixtures, salaries, bonuses, and commissions.

     Net cash used in operating activities was approximately $31.5 million, $19.0 million, and $11.9 million for the years ended December 31, 2000, 1999, and 1998 respectively. Net operating cash flows for the year ended December 31, 2000 were primarily attributable to net losses, and increases in minority interest and accounts receivable, partially offset by non-cash charges for depreciation and amortization, and increases in the restructuring reserve, accounts payable, other accrued liabilities, and the write-off of furniture, equipment, and software. Net operating cash flows for the year ended December 31, 1999 resulted from net losses, an increase in accounts receivable, and a decrease in other accrued liabilities, offset by depreciation and amortization, and a decrease in accrued compensation. Net operating cash flows for the year ended December 31, 1998 were primarily due to net losses offset by depreciation and amortization.

     Net cash used in investing activities was approximately $16.3 million, $1.7 million, and $422,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Investing activities related to additions to furniture, computer equipment and software. For the year ended December 31, 1999, asset additions were partially offset by cash acquired through the Revnet and Decisive acquisitions.

     Net cash provided by financing activities was approximately $21.5 million, $54.0 million, and $10.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 2000 related primarily to proceeds from our joint venture partner, the exercise of stock options, and proceeds from the bank loan. The net cash flow from financing activities in 1999 primarily resulted from proceeds from issuance of common stock as a result of two separate private placements of equity in March 1999 and October 1999, and proceeds from exercise of stock options. Net cash flow from financing activities in 1998 was primarily due to proceeds form issuing common stock and borrowings from stockholders and bank.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. and European interest rates, particularly since the majority of our investments are in short-term investments. Due to the nature of our short-term investments, however, we have concluded that there is no material interest rate risk exposure. We also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in a currency that exposes us to risks associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a)(1) and (2).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this item concerning our directors is incorporated by reference from the section entitled "Election of Directors" in our Proxy Statement to be filed with the Securities and Exchange Commission with respect to our 2000 Annual Meeting of Stockholders to be held on May 16, 2001 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required by this item concerning our directors is incorporated by reference from the section entitled "Compliance with the Reporting Requirements of Section 16 (a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to the consolidated financial statements

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   30
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 2000, 1999
  and 1998..................................................   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Financial Statements...............................   33

     (a)(2) Consolidated Index to the Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts............   48

     (a)(3) Index to Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1.1**         -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Revnet Systems Inc.
                            and MM1 Acquisition Corporation.
         2.1.2**         -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Decisive Technology
                            Corporation and MM2 Acquisition Corporation.
         3.1*            -- Amended and Restated Certificate of Incorporation of the
                            Company.
         3.2*            -- Bylaws of the Company.
        10.1*            -- Form of Indemnification Agreement entered into between
                            Company and its officers and directors.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.2*            -- The Company's 1994 Incentive and Non-Statutory Stock
                            Option Plan.
        10.3**           -- The Company's 1995 Stock Plan.
        10.4**           -- The Company's 1999 Stock Plan.
        10.5**           -- The Company's Employee Stock Purchase Plan.
        10.6*            -- Amended and Restated Shareholder Rights Agreement dated
                            August 26, 1996 between the Company and First Data
                            Corporation.
        10.7**           -- David Ehrenthal Employment Agreement.
        10.8**           -- A. Laurence Jones Employment Agreement.
        10.9**           -- Mary Beth Loesch Employment Agreement.
        10.10**          -- Elizabeth Wallace Employment Agreement.
        10.11**          -- Sue Morse Employment Agreement.
        10.12**          -- Stuart Obermann Employment Agreement.
        10.13**          -- Randy Bachmeyer Employment Agreement.
        10.14**          -- Kelly Wood Employment Agreement.
        10.15**          -- Denis Cagan Separation Agreement.
        23.1             -- Consent of Ernst & Young, LLP, Independent Auditors.

---------------

* Previously filed as exhibits to our Registration Statement on Form S-1 (SEC File #333-14573).

** Previously filed.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     See (a)(3) above.

     (d) Financial Statement Schedules

     See (a)(2) above.

                                   SIGNATURE

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on MessageMedia, Inc.'s behalf by the undersigned, thereunto duly authorized.

                                            MESSAGEMEDIA, INC.

                                            /s/ A. LAURENCE JONES

                                            ------------------------------------
                                            A. Laurence Jones
                                            President and Chief Executive
                                            Officer

Dated: March 27, 2001

                               POWER OF ATTORNEY

     By signing this Form 10-K, I hereby appoint each of A. Laurence Jones and William Buchholz as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ A. LAURENCE JONES                  President and Chief              March 27, 2001
-----------------------------------------------------    Executive Officer and
                  A. Laurence Jones                      Director
                                                         (Principal Executive
                                                         Officer)

                /s/ WILLIAM BUCHHOLZ                   Senior Vice President of         March 27, 2001
-----------------------------------------------------    Finance
                  William Buchholz                       and Administration and
                                                         Chief Financial Officer
                                                         (Principal Financial and
                                                         Accounting Officer)

                 /s/ BRADLEY A. FELD                   Co-Chairman of the Board         March 27, 2001
-----------------------------------------------------
                   Bradley A. Feld

                 /s/ GERALD A. POCH                    Co-Chairman of the Board         March 27, 2001
-----------------------------------------------------
                   Gerald A. Poch

                 /s/ DENNIS J. CAGAN                   Director                         March 27, 2001
-----------------------------------------------------
                   Dennis J. Cagan

                 /s/ R. TERRY DURYEA                   Director                         March 27, 2001
-----------------------------------------------------
                   R. Terry Duryea

                /s/ PAMELA H. PATSLEY                  Director                         March 27, 2001
-----------------------------------------------------
                  Pamela H. Patsley

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
MessageMedia, Inc.

     We have audited the accompanying consolidated balance sheets of MessageMedia, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MessageMedia, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company changed its method of recognizing revenue in 2000.

                                            ERNST & YOUNG LLP

Denver, Colorado
February 15, 2001,
except for Notes 1 and 14 as to which the date is February 23, 2001

                               MESSAGEMEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $  11,273     $ 37,920
  Restricted cash...........................................       4,549           --
  Accounts receivable, net..................................       7,909        4,278
  Prepaid expenses and other................................       2,750          749
                                                               ---------     --------
          Total current assets..............................      26,481       42,947
Furniture, equipment and software, net......................      15,050        4,728
Intangible assets, net......................................      24,100       75,162
Deposits and other..........................................         624          354
                                                               ---------     --------
          Total assets......................................   $  66,255     $123,191
                                                               =========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $   6,156     $  2,482
  Accrued compensation and related liabilities..............       1,859        1,912
  Deferred revenue..........................................       1,822          324
  Note payable and capital lease obligations, current
     portion................................................       1,591           25
  Payable to joint venture partner..........................       9,094           --
  Restructuring reserve.....................................       4,163           65
  Other accrued liabilities.................................       3,687          957
                                                               ---------     --------
          Total current liabilities.........................      28,372        5,765
Note payable and capital lease obligations, long term.......       2,123           36
Minority interest...........................................       2,146           --
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding on December 31, 2000 and 1999, respectively...          --           --
Common stock, $0.001 par value; 100,000,000 shares
  authorized, 56,708,086 and 54,920,498 shares issued and
  outstanding on December 31, 2000 and 1999, respectively...          57           55
  Additional paid-in capital................................     212,031      208,343
  Warrants..................................................         321          321
  Accumulated other comprehensive income....................        (296)          --
  Deferred compensation.....................................        (348)      (1,332)
  Accumulated deficit.......................................    (178,151)     (89,997)
                                                               ---------     --------
          Total stockholders' equity........................      33,614      117,390
                                                               ---------     --------
          Total liabilities and stockholders' equity........   $  66,255     $123,191
                                                               =========     ========

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         2000          1999          1998
                                                      -----------   -----------   -----------
Revenues............................................  $    33,648   $    10,021   $     1,288
Cost of revenues....................................       17,325         4,589            98
                                                      -----------   -----------   -----------
Gross profit........................................       16,323         5,432         1,190
Operating expenses:
  Marketing and sales...............................       21,526         9,704         1,935
  Research, development and engineering.............        6,234         4,936         4,828
  General and administrative........................       20,083         7,678         4,095
  Restructuring expenses............................        7,009         1,025           812
  Write-off of in-process technology................           --            --         1,300
  Depreciation expense..............................        5,022         1,358         1,148
  Amortization expense..............................       50,497        27,565         1,038
                                                      -----------   -----------   -----------
Total operating expenses............................      110,371        52,266        15,156
                                                      -----------   -----------   -----------
Loss from operations................................      (94,048)      (46,834)      (13,966)
Interest income.....................................        1,522           654           218
Interest expense....................................         (433)          (89)          (84)
Other expense.......................................         (112)           --            --
                                                      -----------   -----------   -----------
Net loss before minority interest and cumulative
  effect of accounting change.......................      (93,071)      (46,269)      (13,832)
Minority interest...................................       (5,109)           --            --
                                                      -----------   -----------   -----------
Net loss before cumulative effect of change in
  accounting principle..............................      (87,962)      (46,269)      (13,832)
Cumulative effect of change in accounting
  principle.........................................         (192)           --            --
                                                      -----------   -----------   -----------
Net loss............................................      (88,154)      (46,269)      (13,832)
Dividends imputed on preferred stock................           --            --          (153)
                                                      -----------   -----------   -----------
Net loss applicable to common shares................  $   (88,154)  $   (46,269)  $   (13,985)
                                                      ===========   ===========   ===========
Net loss per share, basic and diluted...............  $     (1.57)  $     (1.00)  $     (0.63)
Pro forma net loss assuming the accounting change is
  applied retroactively.............................  $   (87,962)  $   (46,436)  $   (14,010)
Pro forma net loss per share........................  $     (1.57)  $     (1.00)  $     (0.63)
Shares used in per share computation, basic and
  diluted...........................................   56,080,224    46,367,195    22,304,902

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     PREFERRED STOCK      COMMON STOCK       ADDITIONAL              DEFERRED
                                     ---------------   -------------------    PAID-IN-               COMPEN-    ACCUMULATED
                                     SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     WARRANTS    SATION      DEFICIT
                                     ------   ------   ----------   ------   ----------   --------   --------   -----------
Balance at December 31, 1997.......    250       1      8,903,855      9       26,300       3,017       (155)     (29,743)
Issuance of stock dividends to
 Series A preferred stockholders...     --      --        108,125     --          153          --         --         (153)
Issuance of common stock for the
 exercise of warrants..............     --      --        947,495      1        1,604      (1,501)        --           --
Issuance of common stock for
 exercise of stock options.........     --      --        659,637      1          271          --         --           --
Conversion of Series A preferred
 stock.............................   (250)     (1)     1,752,141      2          473          --         --           --
Issuance of common stock for
 services rendered.................     --      --         59,009     --           87          --         --           --
Charge associated with extending
 option terms......................     --      --             --     --          406          --         --           --
Deferred compensation and related
 amortization......................     --      --             --     --          166          --        119           --
Common stock issued to SOFTBANK and
 affiliates........................     --      --     20,784,883     21       15,338          --         --           --
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by
 SOFTBANK..........................     --      --             --     --          938          --         --           --
Employee stock purchase plan.......     --      --         17,907     --           44          --         --           --
Common stock issued for EPub
 acquisition.......................     --      --      5,582,676      5       20,258          --       (583)          --
Common stock and warrants issued
 for DBits acquisition.............     --      --      1,305,320      1        4,926         350        (39)          --
Net loss...........................     --      --             --     --           --          --         --      (13,832)
                                      ----      --     ----------     --      -------      ------     ------     --------
Balance at December 31, 1998.......     --      --     40,121,048     40       70,964       1,866       (658)     (43,728)
                                      ====      ==     ==========     ==      =======      ======     ======     ========
Issuance of common stock for
 exercise of stock options.........     --      --      1,700,049      2        3,287          --         --           --
Issuance of common stock for
 exercise of warrants..............     --      --      1,280,074      1        2,582      (1,545)        --           --
Deferred compensation and related
 amortization......................     --      --             --     --           29          --       (674)          --
Acceleration of stock options......     --      --             --     --          916          --         --           --
Common stock issued for Revnet
 Acquisition.......................     --      --      3,262,120      3       41,032          --         --           --
Common stock issued for Decisive
 Acquisition.......................     --      --      2,054,498      2       39,159          --         --           --
Common stock issued for Private
 Offerings.........................     --      --      6,448,066      7       49,956          --         --           --
Employee stock purchase plan.......     --      --         47,348     --          272          --         --           --
Issuance of common stock for
 forgiveness of stockholder debt...     --      --          7,295     --          146          --         --           --
Net loss...........................     --      --             --     --           --          --         --      (46,269)
                                      ----      --     ----------     --      -------      ------     ------     --------
Balance at December 31, 1999.......     --      --     54,920,498     55      208,343         321     (1,332)     (89,997)
                                      ====      ==     ==========     ==      =======      ======     ======     ========
Issuance of common stock for
 exercise of stock options.........     --      --      1,444,963      2        4,160          --         --           --
Deferred compensation and related
 amortization......................     --      --             --     --         (304)         --        984           --
Costs associated with 1999 private
 offering..........................     --      --             --     --          (35)         --         --           --
Issuance of common stock for
 employee compensation.............     --      --        200,000     --           87          --         --           --
Decisive acquisition working
 capital adjustment................     --      --        (35,289)    --         (565)         --         --           --
Adjustment to shares issued........     --      --          8,248     --           --          --         --           --
Employee stock purchase plan.......     --      --        169,666     --          345          --         --           --
Accumulated other comprehensive
 income -- cumulative translation
 adjustment........................     --      --             --     --           --          --         --           --
Net loss...........................     --      --             --     --           --          --         --      (88,154)
                                      ----      --     ----------     --      -------      ------     ------     --------
Balance at December 31, 2000.......     --      --     56,708,086     57      212,031         321       (348)    (178,151)
                                      ====      ==     ==========     ==      =======      ======     ======     ========

                                     ACCUMULATED
                                        OTHER          TOTAL
                                     COMPREHEN-    STOCKHOLDERS'
                                     SIVE INCOME      EQUITY
                                     -----------   -------------
Balance at December 31, 1997.......       --             (572)
Issuance of stock dividends to
 Series A preferred stockholders...       --               --
Issuance of common stock for the
 exercise of warrants..............       --              104
Issuance of common stock for
 exercise of stock options.........       --              272
Conversion of Series A preferred
 stock.............................       --              475
Issuance of common stock for
 services rendered.................       --               87
Charge associated with extending
 option terms......................       --              406
Deferred compensation and related
 amortization......................       --              285
Common stock issued to SOFTBANK and
 affiliates........................       --           15,359
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by
 SOFTBANK..........................       --              938
Employee stock purchase plan.......       --               44
Common stock issued for EPub
 acquisition.......................       --           19,680
Common stock and warrants issued
 for DBits acquisition.............       --            5,238
Net loss...........................       --          (13,832)
                                        ----          -------
Balance at December 31, 1998.......       --           28,484
                                        ====          =======
Issuance of common stock for
 exercise of stock options.........       --            3,289
Issuance of common stock for
 exercise of warrants..............       --            1,038
Deferred compensation and related
 amortization......................       --             (645)
Acceleration of stock options......       --              916
Common stock issued for Revnet
 Acquisition.......................       --           41,035
Common stock issued for Decisive
 Acquisition.......................       --           39,161
Common stock issued for Private
 Offerings.........................       --           49,963
Employee stock purchase plan.......       --              272
Issuance of common stock for
 forgiveness of stockholder debt...       --              146
Net loss...........................       --          (46,269)
                                        ----          -------
Balance at December 31, 1999.......       --          117,390
                                        ====          =======
Issuance of common stock for
 exercise of stock options.........       --            4,162
Deferred compensation and related
 amortization......................       --              680
Costs associated with 1999 private
 offering..........................       --              (35)
Issuance of common stock for
 employee compensation.............       --               87
Decisive acquisition working
 capital adjustment................       --             (565)
Adjustment to shares issued........       --               --
Employee stock purchase plan.......       --              345
Accumulated other comprehensive
 income -- cumulative translation
 adjustment........................     (296)            (296)
Net loss...........................       --          (88,154)
                                        ----          -------
Balance at December 31, 2000.......     (296)          33,614
                                        ====          =======

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(88,154)  $(46,269)  $(13,832)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    55,589     28,923      2,186
  Minority interest.........................................    (5,109)        --         --
  Exchange (gain)/loss......................................         8         --         --
  In-process technology charge..............................        --         --      1,300
  Write-off of impaired assets..............................     2,382         --         --
  Restricted cash...........................................    (4,549)        --         --
  Loss on disposal of assets................................        --         --         34
  Common stock issued for services..........................        87         --         87
  Compensation expense for stock options....................       680      1,347        691
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (3,616)    (3,145)      (133)
    Prepaid expenses and other..............................    (1,982)      (317)        23
    Deposits and other......................................      (269)      (267)       116
    Accounts payable........................................     3,652        385       (372)
    Accounts payable to related party.......................     1,514         --         --
    Accrued compensation and related liabilities............       (54)     1,477       (262)
    Deferred revenue........................................     1,494        (51)      (538)
    Accrued interest........................................        --        (15)      (275)
    Amount due to stockholders..............................        --         --        (97)
    Restructuring reserve...................................     4,155         --         --
    Other accrued liabilities...............................     2,646     (1,076)      (833)
                                                              --------   --------   --------
Net cash flows used in operating Activities.................   (31,526)   (19,008)   (11,905)
INVESTING ACTIVITIES
Additions to furniture, equipment and software..............   (16,309)    (3,775)      (436)
Proceeds from sales of fixed assets.........................        --         --         14
Cash and cash equivalents acquired with acquisitions........        --      2,054         --
                                                              --------   --------   --------
Net cash flows used in investing activities.................   (16,309)    (1,721)      (422)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance
  costs.....................................................       310     50,235      8,908
Proceeds from issuance/extension of warrants................        --      1,038        104
Proceeds from borrowings from stockholders and bank.........     3,004         --      1,412
Proceeds from exercise of stock options.....................     4,162      3,289        271
Contribution from minority interest holder..................     7,255         --         --
Proceeds from related party loan............................     7,552         --         --
Repayment of amount due to stockholders.....................        --       (395)        --
Repayment of loan from Bank.................................      (101)       (92)        --
Repayment of capital lease obligations......................      (640)       (85)       (40)
                                                              --------   --------   --------
Net cash flows provided by financing activities.............    21,542     53,990     10,655
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................      (354)        --         --
Net increase/(decrease) in cash and cash equivalents........   (26,647)    33,261     (1,672)
Cash and cash equivalents at the beginning of year..........    37,920      4,659      6,331
                                                              --------   --------   --------
Cash and cash equivalents at the end of year................  $ 11,273   $ 37,920   $  4,659
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $    433   $     89   $     84
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Capital lease entered into..................................  $  1,390   $     --   $     --
                                                              ========   ========   ========
Issuance of common stock for forgiveness of stockholder
  debt......................................................  $     --   $    146   $  1,534
                                                              ========   ========   ========
Conversion of Series A redeemable convertible preferred
  stock.....................................................  $     --   $     --   $  3,234
                                                              ========   ========   ========
Issuance of common stock for forgiveness of SOFTBANK loan...  $     --   $     --   $  1,412
                                                              ========   ========   ========

                            See accompanying notes.

                               MESSAGEMEDIA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     We are a leading provider of permission-based, comprehensive e-messaging solutions. Our services utilize the medium of e-mail to develop and foster permission-based relationships with customers. Our suite of services and products enables businesses to use e-messaging as strategic tools to increase sales, improve customer communication, and develop long-term customer loyalty. Our e-messaging solutions, available either on an outsourced-subscription basis or using in-house, packaged software, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service.

     The accompanying financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses and have a deficiency in working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure including rent, salaries, and other service expenses related to our e-services division. In addition, in early 2001 we completed a private placement for net proceeds to us of $7.7 million. There can be no assurance that the restructuring of our organization will achieve the desired results or that revenues will increase to the level necessary to generate positive cash flow from operations. However, we believe that the additional capital raised through the recent private placement will be sufficient to allow us to maintain our operations at least through December 31, 2001. In addition, should we not obtain growth in revenue or be able to obtain additional funding, expenditures will be scaled back further in the areas of marketing, advertising, product development, purchases of furniture and fixtures, salaries, bonuses, and commissions.

     On December 13, 1996, we completed an initial public offering (the "Offering") of 2,000,000 shares of our common stock under the name First Virtual Holdings Incorporated, with an offering price of $9.00 per share, resulting in gross proceeds of $18.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $15.0 million. Upon completion of the offering, all of the then outstanding shares of preferred stock were converted to common stock.

     On June 23, 1998, at our Annual Meeting of Stockholders, the stockholders approved an investment in MessageMedia by affiliates of SOFTBANK Corp. and SOFTBANK Venture Capital (together "SOFTBANK") and E*Trade Group Inc. SOFTBANK and affiliates purchased approximately 19.2 million shares of our common stock and became our majority stockholder. On September 10, 1998, SOFTBANK purchased approximately 1.6 million additional shares of our common stock.

     On December 9, 1998, we changed our name to MessageMedia and our NASDAQ National Market symbol to "MAIL" and amended the Certificate of Incorporation to increase the number of our authorized shares of our common stock from 40,000,000 to 100,000,000. On March 30, 1999, we changed our NASDAQ symbol to "MESG".

     On December 9, 1998, we acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,676 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 417,324 additional shares of our common stock at a weighted average exercise price of $.04 per share.

     On December 11, 1998, we acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,350,320 shares of our common stock and warrants to purchase an additional 250,000 shares of our common stock at an exercise price of $6.00 per share and an additional 250,000 shares of our common stock at $8.00 per share.

     On March 26, 1999, we issued 2,352,942 shares of our common stock in a private placement for net proceeds to us of $9,902,082.

                               MESSAGEMEDIA, INC.

     On August 9, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Revnet in exchange for 3,262,120 shares of our common stock and the assumption of options to acquire up to approximately 681,675 additional shares of our common stock, at a weighted average exercise price of $1.36 per share.

     On August 16, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Decisive in exchange for 2,054,498 shares of our common stock and the assumption by us of options to acquire up to approximately 466,818 additional shares of our common stock, at a weighted average exercise price of $2.69.

     On October 21, 22, and 25, 1999, in three separate closings, we completed a private placement of 4,095,124 shares of our common stock for net proceeds of $40,060,984.

  Principles of Consolidation

     The consolidated financial statements include our accounts and the majority owned subsidiaries in which we have a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

  Reclassifications of Prior Year Amounts

     Certain 1998 and 1999 balances have been reclassified to conform to the year 2000 presentations.

  Cash and Cash Equivalents

     We consider all highly liquid investments with an original maturity of less than three months to be cash equivalents.

  Restricted Cash

     Restricted cash consists of collateral for letters of credit on three of our leased facilities.

  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Our financial instruments include current assets and liabilities. The carrying amount of these financial instruments reported in the balance sheets approximates their fair value.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject us to concentration of credit risk consists primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents in high quality U.S. financial institutions. We extend credit to various customers and establish an allowance for doubtful accounts for specific customers that we determine to have a significant credit risk.

                               MESSAGEMEDIA, INC.

  Furniture, Equipment, and Software

     Furniture, equipment, and software are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are five years for furniture, and generally three years for equipment and software.

  Intangible Assets

     Intangible assets arose primarily from the acquisition of two entities in December 1998 and two entities in August of 1999. The excess of cost over the fair value of the net assets acquired has been allocated to goodwill and developed technology. These intangible assets are being amortized over their useful lives of two years.

  Asset Impairment

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), we recognize impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that we expect to dispose of. In the year 2000, we recorded an impairment loss of $2.4 million as a result of the decision to eliminate the e-services line of business and reduce overhead by centralizing our Colorado offices to one facility. Of the $2.4 million loss, $1.0 million related to software for e-services and $1.4 million for facilities. (See note 9.)

  Foreign Currency Translation

     The financial statements of MessageMedia Europe are prepared in euros and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and an average rate for the period for the statement of income. The functional currency for MessageMedia Europe is the euro, as such, translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity and accordingly have no effect on net income. Transaction adjustments for payables denominated in a foreign currency are included in income. Foreign currency transaction adjustments are not material to income.

  Stock-Based Compensation

     We account for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations because we believe the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Deferred compensation is recorded only when the fair value of the stock on the date of the option grant exceeds the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

  Revenue Recognition

     We derive our revenue from outsourced e-messaging services and software products and related support services. Prior to July 1998, we derived our revenue from the First Virtual Internet Payment System ("FVIPS") and related consulting services. In the third quarter of 1998, we phased out the operations of the FVIPS and launched our e-messaging services.

                               MESSAGEMEDIA, INC.

     FVIPS revenue consists of consumer and merchant registrations, transaction revenue, and marketing revenue. Consumer registration fees and merchant registration fees were recognized over a twelve month period. Also, the related direct costs of processing such registrations and renewals were deferred and amortized over a 12-month period. Transaction revenue and marketing revenue were recognized when earned. The operation of the Internet payment system was discontinued in the third quarter of 1998.

     Effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, we had recognized setup fees as we invoiced the customers for these fees. Under the new accounting method adopted retroactive to January 1, 2000, we now recognize setup fees over the life of the contract. The cumulative effect of the change on prior years resulted in a charge to operations of $192,000, which is included in operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease results of operations before the cumulative effect of the accounting change by $93,000. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods. We recognized the $192,000 that was included in the cumulative effect adjustment as follows: $90,000 in revenue for the three months ended March 31, 2000; $50,000 in revenue for the three months ended June 30, 2000; $31,000 in revenue for the three months ended September 31, 2000; and $10,000 in revenue for the three months ended December 31, 2000. The remainder will be recognized in 2001.

     Messaging revenue is recognized as earned in accordance with individual customer contracts, which typically provide for monthly minimums and varying revenue on a per message basis, depending upon monthly message volumes and message complexity. Revenue from e-intelligence service agreements is recognized on a percentage completion basis.

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 and was amended by Statement of Position 98-4 (SOP 98-4). Our revenue recognition policies and practices for software license fees are consistent with SOP 97-2 and SOP 98-4. Additionally, SOP 98-9 is effective for transactions entered into beginning January 1, 2000. We recognize revenue on software contracts with terms of one-year or less over the life of the contracts. Revenue on multi-year contracts is typically recognized upon delivery, unless extended payment terms exist. Substantially all of our customers that purchase our software products also enter into annual support and maintenance contracts. Revenue attributable to annual support and maintenance contracts is recognized ratably over the term of the respective agreements. Revenue on hosted software services is recognized as we provide services to the customer.

  Net Loss Per Share

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods, have been represented, and where appropriate, restated to conform to the SFAS 128 requirements. Due to the antidilutive effect, options, warrants, and preferred shares were not included in the calculation of diluted earnings per share.

  Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. We do not currently hold any derivative instruments nor do we engage in hedging activities. We adopted this accounting standard as

                               MESSAGEMEDIA, INC.

required effective January 1, 2001, and it did not have a material impact on our consolidated financial position.

2. BALANCE SHEET DETAILS (IN THOUSANDS)

     Accounts receivable, net consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Trade accounts receivable...................................  $8,560   $4,546
Other receivables...........................................     491      304
Less allowance for bad debt.................................  (1,142)    (572)
                                                              ------   ------
                                                              $7,909   $4,278
                                                              ======   ======

     Furniture, equipment, and software consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Equipment...................................................  $14,408   $5,689
Software....................................................    5,129    2,122
Furniture...................................................    2,679      224
Leasehold improvements......................................    1,118       --
Less accumulated depreciation...............................   (8,284)  (3,307)
                                                              -------   ------
                                                              $15,050   $4,728
                                                              =======   ======

     Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Developed technology -- EPub................................  $    900   $    900
Goodwill -- Epub............................................    18,200     18,200
Goodwill -- Dbits...........................................     5,833      5,833
Goodwill -- Revnet..........................................    39,405     39,405
Goodwill -- Decisive........................................    38,863     39,428
Less accumulated amortization...............................   (79,101)   (28,604)
                                                              --------   --------
                                                              $ 24,100   $ 75,162
                                                              ========   ========

     Current portion of debt and capital lease obligations consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                               2000    1999
                                                              ------   ----
Note payable to bank........................................  $  872   $--
Obligation under capital leases.............................     719    25
                                                              ------   ---
                                                              $1,591   $25
                                                              ======   ===

     Long-term portion of debt and capital lease obligations consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                               2000    1999
                                                              ------   ----
Note payable to bank........................................  $2,031   $--
Obligation under capital leases.............................      92    36
                                                              ------   ---
                                                              $2,123   $36
                                                              ======   ===

                               MESSAGEMEDIA, INC.

3. RELATED PARTY TRANSACTIONS

     Marketing and sales expense for the year ended December 31, 1999 included a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer that included an option vesting acceleration clause that was triggered upon MessageMedia obtaining certain sales contracts and/or certain sales levels.

     Other long-term assets includes a note receivable from one of our officers. On July 28, 2000, we entered into an agreement to loan $200,000 to one of our current officers to be paid back to us at the end of two years at an annual interest rate of 8%.

4. BUSINESS SEGMENTS

     In the third quarter of 2000, we organized our business operations under two reportable segments based on the definitions of segments provided under Statement of Financial Accounting Standard No. 131: messaging and related services, and software licenses and services. We do not have any intersegment revenue, and we evaluate segment performance based on gross profit.

     The revenue and gross profit by segment are as follows (in thousands):

                                                                 DECEMBER 31,
                                                          --------------------------
                                                           2000      1999      1998
                                                          -------   -------   ------
Revenues:
  Messaging and related services........................  $23,897   $ 8,214   $  425
  Software licenses and services........................    9,751     1,807       --
  First Virtual Internet Payment System.................       --        --      863
                                                          -------   -------   ------
          Total revenues................................  $33,648   $10,021   $1,288
                                                          =======   =======   ======
Gross profit:
  Messaging and related services........................  $ 8,522   $ 3,861   $  395
  Software licenses and services........................    7,801     1,571       --
  First Virtual Internet Payment System.................       --        --      795
                                                          -------   -------   ------
          Total gross profit............................  $16,323   $ 5,432   $1,190
                                                          =======   =======   ======

5. JOINT VENTURE

     On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. to create MessageMedia Europe B.V., a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, MessageMedia owns 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter. MessageMedia Europe B.V. is consolidated into our financial statements. For the year ended December 31, 2000, MessageMedia Europe B.V. recorded revenues of approximately $932,000 and a loss after minority interest of approximately $4.7 million. The December 31, 2000 consolidated balance sheet includes total assets of $3.5 million for MessageMedia Europe B.V.

6. NOTES PAYABLE

     In connection with our acquisition of EPub in December 1998, we assumed a note owed to a bank with an interest rate of the bank's prime rate plus 1%, and monthly principal payments of $6,250, due through the note's maturity date of June 2000. The note was secured by certain of our assets. As of December 31,

                               MESSAGEMEDIA, INC.

1999, the note has been paid in full. In connection with the note, detachable warrants were issued by EPub. (See Note 8.)

     On December 29, 2000, we entered into a loan agreement to borrow $3.0 million from a bank with an annual interest rate of 13.28%. The note is payable in monthly principal and interest payments of $100,510 due through the note's maturity date of November 20, 2003. The note is secured by all of our trade receivables. Total annual payments due on the note for the years 2001, 2002, and 2003 are $1.2 million, $1.2 million, and $1.1 million, respectively.

     During 2000, we entered into the following letters of credit related to facility operating leases: $664,000 on April 11, 2000, $413,000 on May 15, 2000, $2.3 million on August 24, 2000, and $1.2 million on November 28, 2000. All of these letters of credit have terms of one year and automatically renew annually for the life of the respective operating leases that they secure.

7. COMMITMENTS

  Leases

     We lease our office facilities and certain equipment under non-cancelable operating lease agreements. The facility leases require us to pay standard common area maintenance fees and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $2.8 million, $885,000 and $636,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     We acquired certain equipment capital lease obligations when we acquired Decisive in August 1999, and we entered into additional capital leases during the year 2000. Cost and accumulated depreciation of equipment under capital leases were $1.5 million and $233,000, respectively at December 31, 2000.

     Annual future minimum lease payments for operating and capital leases as of December 31, 2000, are as follows (in thousands):

                                                          OPERATING LEASES   CAPITAL LEASES
                                                          ----------------   --------------
2001....................................................        4,785              770
2002....................................................        4,629               99
2003....................................................        4,498               12
2004....................................................        4,495               --
2005....................................................        3,357               --
Thereafter..............................................       10,229               --
                                                               ------             ----
Total minimum lease payments............................       31,993              881
                                                               ======
Less amount representing interest.......................                           (70)
                                                                                  ----
Present value of future minimum lease payments..........                           811
Less current portion....................................                          (719)
                                                                                  ----
Long-term portion of obligations under capital leases...                            92
                                                                                  ====

8. STOCKHOLDERS' EQUITY

  Preferred Stock

     On October 22, 1997, we completed a private placement of preferred stock and received net proceeds of $4.9 million. Under the private placement agreement, 1,000 shares of Series A redeemable convertible preferred stock were issued at $5,000 per share. The Series A redeemable convertible preferred stock was convertible into common stock at the option of the investors at a per share conversion price equal to the lesser of $5.50 or 80% of the average closing bid price of the common stock for the prior ten days. The

                               MESSAGEMEDIA, INC.

Series A redeemable convertible preferred stock was redeemable for cash under certain circumstances and carried an annual dividend of 7% payable quarterly, in cash or shares of common stock. The Series A preferred stockholders converted 345 shares into common stock during 1998.

     In June 1998, we issued approximately 9.8 million shares of common stock to SOFTBANK and 833,333 shares of common stock to E*Trade for approximate net proceeds of $6.6 million. In addition, SOFTBANK purchased $5.8 million of our outstanding debt and preferred stock, which were subsequently converted into approximately 8.5 million shares of our common stock. The $5.8 million amount includes a settlement to two of our stockholders who, on February 5, 1998 had filed civil actions against us seeking to recover the principal and interest due under unsecured lines of credit. The total amount of principal and interest paid out as settlement was approximately $1.5 million. Also included in the transaction was the purchase of the 655 remaining outstanding shares from the Series A redeemable convertible preferred stock.

  Warrants

     In connection with the sale of Series B preferred stock in December 1995 to a financial institution, we issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised this warrant by purchasing 465,000 shares of Series B preferred stock at $3.189 per share. In addition, the Series B preferred stockholder paid us $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B preferred stock at $0.01 per share. In March 1998, the Series B shareholder exercised their warrant to purchase 852,272 shares of Series A preferred stock, which was immediately converted into shares of our common stock. In December 1999, the warrant for 475,734 series B preferred shares was exercised, and immediately converted into common stock.

     In connection with a consulting agreement, an incentive warrant to purchase 300,000 shares of common stock at $5.63 per share was issued on September 24, 1997 to a third party. The first 100,000 shares of common stock can be exercised when the third party produces $10 million of net sales through the use of technology and services that we would provide. The second 100,000 shares of common stock can be exercised when the third party produces $25 million of net sales through the use of technology and services that we would provide and the third 100,000 shares of common stock can be exercised when the third party produces $50 million of net sales through the use of technology and services that we would provide. These warrants expire on December 20, 2003. As of December 31, 2000 no sales have been attributed to the third party's efforts.

     Under a consulting agreement, dated September 8, 1997, a warrant to purchase 65,000 shares of common stock at $5.63 per share was granted to a third party as payment for consulting services rendered. Under the terms of the September 8, 1997 warrant agreement, 20,000 shares became exercisable upon completion (as defined in the agreement) with the remaining 45,000 shares to be exercisable when the third party delivers two catalog merchants to us who execute agreements with us in regards to either licensing of VirtualPINS or interactive messaging services. These warrants expire on December 30, 2002. On September 29, 1997, the warrant to purchase 20,000 shares of our common stock became exercisable and accordingly, we estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal. This warrant expires on December 30, 2002. In June 1998, the warrant to purchase 45,000 shares of our common stock expired as the incentive terms of this portion of the agreement were not met. On March 3, 1999, an additional warrant for 10,000 common shares at $5.63 was granted to the third party and are exercisable through December 2002. We estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal.

                               MESSAGEMEDIA, INC.

     In connection with the sale of Series A redeemable convertible preferred stock in October 1997, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A preferred stockholders. These warrants will expire on October 15, 2001. In June 1998, the original Series A preferred stockholders were granted a reduction in the exercise price of these warrants from $5.75 per share to $1.00 per share. Such warrants carry restrictions as to their exercisability. As of December 31, 2000, all of these warrants, with the exception of 17,000, have been exercised.

     In connection with our acquisition of EPub in December 1998, we assumed a warrant issued to a financial institution which was convertible into 25,564 shares of our common stock at an exercise price of $0.40 per share. This warrant was exercised in February 1999.

     In connection with our acquisition of DBits in December 1998, we issued warrants to purchase an aggregate of 500,000 shares of our common stock, of which 250,000 may be exercised for $6.00 per share and 250,000 may be exercised for $8.00 per share. These warrants are exercisable immediately with the $6.00 warrants expiring on May 11, 2001 and the $8.00 warrants expiring on May 11, 2002. We estimated the fair value of these warrants to be $350,000 using the Black-Scholes option pricing model. 40,340 of the warrants were exercised on April 5, 1999, and 1,000 of the warrants were exercised on June 23, 1999.

  Stock Option Plan

     Our 1994 Incentive and Non-Statutory Stock Option Plan (1994 Plan), under which options to purchase 482,300 shares of common stock were granted, was replaced with the 1995 Stock Plan (1995 Plan). Under the 1995 Plan, we are authorized to issue up to 9,000,000 common shares to officers, employees, directors and certain other individuals providing services to us. In 1999, a non-officer plan (1999 Plan) was authorized under which we can issue up to 3,000,000 common shares to employees. Options granted under the 1995 and 1999 Plans generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive and non-qualified stock options are granted at prices that approximate the fair value of the shares at the date of grant as determined by the board of directors. The following table summarizes stock option activity:

                                                                            WEIGHTED
                                                                        AVERAGE EXERCISE
                                                             SHARES          PRICE
                                                           ----------   ----------------
Balance at December 31, 1997.............................   3,268,093        $4.80
  Options granted........................................   4,145,919         1.87
  Options assumed in acquisitions........................     391,760         0.02
  Options exercised......................................    (659,637)        0.41
  Options canceled.......................................  (2,021,348)        4.48
                                                           ----------
Balance at December 31, 1998.............................   5,124,787        $2.85
  Options granted........................................   6,329,644         9.86
  Options assumed in acquisitions........................   1,148,493         1.90
  Options exercised......................................  (1,700,049)        1.96
  Options canceled.......................................  (1,444,273)        5.11
                                                           ----------
Balance at December 31, 1999.............................   9,458,602        $7.17
  Options granted........................................   6,029,887         2.80
  Options exercised......................................  (1,444,963)        2.88
  Options canceled.......................................  (3,126,613)        8.54
                                                           ----------
Balance at December 31, 2000.............................  10,916,913        $4.22
                                                           ==========        =====

                               MESSAGEMEDIA, INC.

     Pursuant to the terms of the December 22, 1995 Series B preferred stock Purchase Agreement, on April 11, 1996, our board of directors granted options to purchase 1,000,000 shares of common stock to officers, directors and key employees of the Company at $6.30 per share. These options are fully vested and to date, 425,000 shares have been exercised. In 1999, our board of directors granted additional options to purchase 2,173,000 shares of common stock to officers and directors at a weighted-average exercise price of $7.86 per share. As of December 31, 2000, 811,906 of these options were vested and 100,000 have been cancelled. All of these options were granted outside of our stock option plans, and are included in the table above.

     On April 29, 1998, we offered all employees of record the opportunity to re-price their option grants under the 1995 Stock Option Plan to the fair market value of the stock on that date which was $0.94 per share. We cancelled 1,363,876 at a weighted-average exercise price of $4.75 and re-issued the same number of options at $0.94.

     As of December 31, 2000, the 1995 and 1999 plans, as well as the options assumed under the Revnet and Decisive acquisitions, include 1,915,994 options that are exercisable. There are 1,611,405 options available for future grant under the 1995 and 1999 Plans.

     Exercise prices and weighted average remaining contractual life for all options outstanding as of December 31, 2000 are as follows:

                                      OPTIONS OUTSTANDING
                    --------------------------------------------------------            OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE                      -------------------------------------
RANGE OF EXERCISE                           REMAINING       WEIGHTED AVERAGE                        WEIGHTED AVERAGE
PRICE               NUMBER OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER EXERCISABLE    EXERCISE PRICE
-----------------   ------------------   ----------------   ----------------   ------------------   ----------------
$0.01 -- 0.32               49,466             7.17              $ 0.06               10,993             $ 0.05
$0.33 -- 0.99            3,911,191             8.86              $ 0.52              498,596             $ 0.90
$1.00 -- 5.00            1,963,372             8.67              $ 3.72              337,772             $ 2.70
$5.01 -- 10.00           2,841,404             7.63              $ 6.39            1,629,136             $ 6.47
$10.01 -- 15.00          2,021,938             8.55              $11.85              782,738             $11.70
$15.01 -- 20.00            129,542             8.80              $17.16               43,665             $17.05
                        ----------                                                 ---------
                        10,916,913                                                 3,302,900
                        ==========                                                 =========

     Prior to the EPub and Revnet acquisitions, these companies had granted options to certain of their employees at a per share value below the then current fair market value of such shares. As a result, when we acquired EPub and Revnet, we recorded deferred compensation expense for the difference between the exercise price and the fair value of our common stock for options granted. Deferred compensation expense amounted to $285,000, $431,000, and $680,000 for the years ended December 31, 1998, 1999, and 2000.

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for the 2000 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.75%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of 1.95. The fair value for the 1999 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of 1.25. The fair value for the 1998 options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; and a weighted-average expected life of the option of five years with a volatility factor of .75.

                               MESSAGEMEDIA, INC.

     The weighted average fair values of the options granted during 2000, 1999, and 1998 were $2.64, $9.80, and $2.17, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income (loss) in the future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. Our pro forma information follows (in thousands, except per share data):

                                                                DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                       ---------   --------   --------
Pro forma net loss applicable to common shares.......  $(100,249)  $(59,179)  $(16,513)
Pro forma net loss per common share, basic and
  diluted............................................  $   (1.79)  $  (1.28)  $  (0.74)

  Employee Stock Purchase Plan

     In 1996, we adopted an Employee Stock Purchase Plan (the "ESPP"), whereby employees, at their option, can purchase shares of our common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of each ESPP offering period or the end of each period. The ESPP expires at the earlier of December 31, 2006 or the date on which all shares available for issuance have been sold. We have reserved 500,000 shares of common stock for issuance under the ESPP. At December 31, 2000 employees have purchased 257,081 shares through the ESPP and 242,919 shares are available for future purchases.

  Shares Reserved for Future Issuance

     As of December 31, 2000, we have reserved shares of common stock for future issuance as follows:

Stock options...........................................   12,528,318
Warrants................................................      805,660
Employee stock purchase plan............................      242,919
                                                           ----------
                                                           13,576,897
                                                           ==========

9. RESTRUCTURE CHARGE

     In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of the decision to eliminate the e-services line of business, and reduce overhead by centralizing our Colorado offices to one facility, and reducing our occupancy costs in our Chicago and San Francisco sales offices. The restructuring charge includes $2.0 million in facilities related expenses, $1.1 million in e-services contract terminations, $1.5 million of employee severance and related expenses for 125 employees, and $2.4 million in asset impairment charges for e-services software and costs related to closing our facilities.

     In the first quarter of 1999, we recorded a charge of $1.0 million as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder Colorado. This decision

                               MESSAGEMEDIA, INC.

was made to create efficiencies in our messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, DBits, and EPub included the elimination of job responsibilities company wide, resulting in approximately $632,000 of employee severance pay and other related expenses for 17 employees and, approximately $393,000 in moving expenses and costs related to closing our facility. No reversals occurred in 2000. As of December 31, 2000, all termination and relocation costs have been incurred and offset against this reserve.

     In the second quarter 1998, we recorded a restructuring charge of $812,000 as a result of our decision to focus our efforts on the messaging platform, initiate efforts to cease operations of the FVIPS and better align our cost structure with expected revenue projections. The restructuring charge included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses for 21 employees, and approximately $267,000 related to relocating our corporate office and termination fees for cancellation of certain contracts related to FVIPS. No reversals occurred in 2000. As of December 31, 2000, all termination and relocation costs have been incurred and offset against this reserve.

     Under the 2000 restructure plan, we have made total payments, disposals and reversals as follows (in thousands):

                                                                                             BALANCE AT
                                                THROUGH DECEMBER 31, 2000                DECEMBER 31, 2000
                                      ----------------------------------------------   ----------------------
                                          CASH       NON-CASH            RESTRUCTURE   FUTURE CASH     TOTAL
                                      EXPENDITURES   CHARGES    TOTAL     REVERSAL     EXPENDITURES   CHARGES
                                      ------------   --------   ------   -----------   ------------   -------
Year 2000 Restructure Plan:
  Personnel reduction costs.........      $441        $   --    $  441       $--          $1,035      $1,476
  Contract termination costs........        23            --        23        --           1,149       1,172
  Impairment of assets..............        --         2,382     2,382        --              --       2,382
  Facility reduction costs..........        --            --        --        --           1,979       1,979
                                          ----        ------    ------       ---          ------      ------
          Total restructuring
            costs...................      $464        $2,382    $2,846       $--          $4,163      $7,009
                                          ====        ======    ======       ===          ======      ======

     We estimate that all of the future cash expenditures related to this plan will be made by December 31, 2001.

10. INCOME TAXES

     For the years ended December 31, 2000, and 1999, there was no current or deferred tax expense.

     The following table reconciles the federal statutory tax expense to the effective income tax expense attributable to continuing operations:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Variations from the federal statutory rate are as follows:
  Expected federal income tax expense at statutory rate are
     as Follows.............................................  $(27,243)  $(16,210)
  Effect of permanent differences...........................    17,755      5,288
  State income tax expense net of federal benefit...........    (1,145)    (1,319)
  Other.....................................................      (552)        --
  Valuation allowance.......................................    11,185     12,241
                                                              --------   --------
  Income tax expense........................................  $     --   $     --
                                                              ========   ========

                               MESSAGEMEDIA, INC.

     Significant components of our deferred tax assets as of December 31, 2000 and 1999 are shown below (in thousands). Valuation allowances of $44.4 million and $30.4 million have been recognized for 2000 and 1999, respectively, to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 36,983   $ 28,230
  R & D credit..............................................     2,478      1,329
  Restructuring expense.....................................     2,025         --
  Other.....................................................     2,874      1,135
                                                              --------   --------
          Total deferred tax assets.........................    44,360     30,694
Deferred tax liabilities:
  Acquired Intangibles......................................        --       (329)
                                                              --------   --------
          Total deferred tax liabilities....................        --       (329)
Valuation allowance for deferred tax assets.................   (44,360)   (30,365)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

     At December 31, 2000, we had federal, California, and Colorado tax net operating loss carryforwards of approximately $33.9 million, $1.8 million, and $1.2 million. These federal, California and Colorado carryforwards will begin to expire in 2010, 2000, and 2019, respectively, unless previously utilized. We also have federal and California state research credit carryforwards of approximately $1.6 million and $862,000, respectively, which will begin expiring in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating losses and tax credit carryforwards will be limited because of a cumulative change in ownership of more than 50% that occurred during 1999. Such tax net operating losses and credit carryforwards have been reduced, including the related deferred tax assets.

11. ACQUISITIONS

  Acquisition of EPub

     On December 9, 1998, we acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,676 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 417,324 additional shares of our common stock at a weighted average exercise price of $0.04 per share. The purchase price was calculated to be $20,763,300 based on the fair market value of $3.38 per share of our common stock. The purchase price included merger costs of $500,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $18,200,259 in goodwill and $900,000 of developed technology was recorded related to this acquisition.

  Acquisition of DBits

     On December 11, 1998, we acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,305,320 shares of our common stock and warrants to purchase an additional 250,000 shares of our common stock at an exercise price of $6.00 per share and an additional 250,000 shares of our common stock at $8.00 per share. The purchase price was calculated to be $5,577,635 based on the fair market value of $3.65 per share of our common stock. The purchase price included merger costs of $300,000 and the value of warrants of $350,000. The transaction was accounted

                               MESSAGEMEDIA, INC.

for using the purchase method of accounting and as a result intangible assets of $5,833,357 in goodwill was recorded related to this acquisition.

  Acquisition of Revnet

     On August 9, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Revnet Systems, Inc. in exchange for 3,262,120 of our shares common stock and the assumption of options to acquire up to approximately 681,675 additional shares of our common stock, at a weighted average exercise price of $1.36. The purchase price was calculated to be $41,834,901 based on the fair market value of $10.64 per share of our common stock. The purchase price also included acquisition costs of $800,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $39,404,967 in goodwill was recorded related to this acquisition.

  Acquisition of Decisive

     On August 16, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Decisive Technology Corporation in exchange for 2,054,498 shares of our common stock and our assumption of options to acquire up to approximately 466,818 additional shares of our common stock, at a weighted average exercise price of $2.69. The transaction was accounted for using the purchase method of accounting and goodwill was recorded. The purchase price was calculated to be $39,635,955 based on the fair market value of $16.03 per share of our common stock. The purchase price also included acquisition costs of $475,000. The transaction was accounted for using the purchase method of accounting. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $39,428,361 in goodwill was recorded related to this acquisition.

     On the date of the acquisition, we implemented a plan to relocate the Decisive facility to Colorado. We established a reserve for approximately $328,000 which included costs associated with employee relocation or termination costs and other miscellaneous facility closure costs. As of December 31, 2000, all termination and relocation costs have been incurred and offset against this reserve.

                               MESSAGEMEDIA, INC.

12. UNAUDITED QUARTERLY RESULTS (IN THOUSANDS, EXCEPT SHARE DATA)

     The following tables contain selected unaudited 2000 and 1999 consolidated results of operations on a quarterly basis. The restated amounts were calculated assuming the accounting change was made retroactively to prior periods in the year 2000. (See note 1.)

                                 FOURTH
                                QUARTER      THIRD QUARTER ENDED   SECOND QUARTER ENDED    FIRST QUARTER ENDED
                                 ENDED       SEPTEMBER 30, 2000        JUNE 30, 2000         MARCH 31, 2000
                              DECEMBER 31,   -------------------   ---------------------   -------------------
                                  2000       REPORTED   RESTATED   REPORTED    RESTATED    REPORTED   RESTATED
                              ------------   --------   --------   ---------   ---------   --------   --------
Net revenues................    $  8,014     $ 10,231   $ 10,278   $  8,476    $  8,403    $  7,043   $  6,953
Gross profit................       2,287        5,425      5,472      4,615       4,542       4,112      4,022
Net loss before cumulative
  effect of change in
  accounting principle......                                                                           (18,735)
Cumulative effect of change
  in accounting principle...                                                                              (192)
                                --------     --------   --------   --------    --------    --------   --------
Net loss....................    $(30,373)    $(19,243)  $(19,196)  $(19,585)   $(19,658)   $(18,645)  $(18,927)
                                ========     ========   ========   ========    ========    ========   ========
Amounts per common share:
Net loss before cumulative
  effect of change in
  accounting principle......                                                                          $   (.34)
Cumulative effect of change
  in accounting principle...                                                                                --
                                --------     --------   --------   --------    --------    --------   --------
Net loss....................    $   (.54)    $   (.34)  $   (.34)  $   (.35)   $   (.35)   $   (.34)  $   (.34)
                                ========     ========   ========   ========    ========    ========   ========

                                      FOURTH                  THIRD                SECOND             FIRST
                                   QUARTER ENDED          QUARTER ENDED        QUARTER ENDED      QUARTER ENDED
                                 DECEMBER 31, 1999     SEPTEMBER 30, 1999      JUNE 30, 1999      MARCH 31, 1999
                                -------------------   ---------------------   ----------------   ----------------
Net revenues..................       $  4,912               $  3,053              $ 1,302            $   754
Gross profit..................          2,390                  1,367                1,029                646
Net loss......................       $(19,364)              $(13,749)             $(6,152)           $(7,004)
                                     ========               ========              =======            =======
Net loss per share, basic and
  diluted.....................       $   (.36)              $   (.29)             $  (.14)           $  (.17)
                                     ========               ========              =======            =======

13. 401(k) PROFIT SHARING PLAN

     We maintain a 401(k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements that we set. The Board of Directors may, at its sole discretion, approve company contributions. To date, there have been no company contributions under the plan.

14. SUBSEQUENT EVENTS

     On February 23, 2001, we received additional funding from SOFTBANK Venture Capital, Pequot Capital Management, and REBAR L.L.C. through a private placement of 11,267,606 shares of our common stock for net proceeds to us of $7.7 million, after issuance costs.

                                                                     SCHEDULE II

                               MESSAGEMEDIA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                         BALANCE
                                           AT          ADDITIONS         ADDITIONS
                                        BEGINNING   CHARGED TO COSTS     CHARGED TO                  BALANCE AT
DESCRIPTION                              OF YEAR      AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS   END OF YEAR
-----------                             ---------   ----------------   --------------   ----------   -----------
Allowance for Bad Debt
  Year ended December 31, 1999........    $ --           $  462             $153(2)       $   43(1)    $  572
  Year ended December 31, 2000........    $572           $2,100             $ --          $1,530(1)    $1,142

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Other accrued liability amount reclassified to allowance for bad debt.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1.1**         -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Revnet Systems Inc.
                            and MM1 Acquisition Corporation.
         2.1.2**         -- Agreement and Plan of Merger and Reorganization dated
                            July 22, 1999 among the Registrant, Decisive Technology
                            Corporation and MM2 Acquisition Corporation.
         3.1*            -- Amended and Restated Certificate of Incorporation of the
                            Company.
         3.2*            -- Bylaws of the Company.
        10.1*            -- Form of Indemnification Agreement entered into between
                            Company and its officers and directors.
        10.2*            -- The Company's 1994 Incentive and Non-Statutory Stock
                            Option Plan.
        10.3**           -- The Company's 1995 Stock Plan.
        10.4**           -- The Company's 1999 Stock Plan.
        10.5**           -- The Company's Employee Stock Purchase Plan.
        10.6*            -- Amended and Restated Shareholder Rights Agreement dated
                            August 26, 1996 between the Company and First Data
                            Corporation.
        10.7**           -- David Ehrenthal Employment Agreement.
        10.8**           -- A. Laurence Jones Employment Agreement.
        10.9**           -- Mary Beth Loesch Employment Agreement.
        10.10**          -- Elizabeth Wallace Employment Agreement.
        10.11**          -- Sue Morse Employment Agreement.
        10.12**          -- Stuart Obermann Employment Agreement.
        10.13**          -- Randy Bachmeyer Employment Agreement.
        10.14**          -- Kelly Wood Employment Agreement.
        10.15**          -- Denis Cagan Separation Agreement.
        23.1             -- Consent of Ernst & Young, LLP, Independent Auditors.

---------------

* Previously filed as exhibits to our Registration Statement on Form S-1 (SEC File #333-14573).

** Previously filed.