Form 10-Q
period 2001-03-31
MESSAGEMEDIA INC
filed 2001-05-07
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

Common Stock, $0.001 Par Value - 68,642,801 shares as of May 4, 2001.

                               MESSAGEMEDIA, INC.
                                      INDEX


                                                                                          Page
                                                                                          ----
PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                 and December 31, 2000                                                       3

           Condensed Consolidated Statements of Operations (unaudited) for the
                 three months ended March 31, 2001 and 2000                                  4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2001 and 2000                                        5

           Notes to the Condensed Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             7

           Factors Affecting Operating Results and Market Price of Stock                    10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       18

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings                                                                18

Item 2.    Changes in Securities and Use of Proceeds                                        18

Item 3.    Defaults Upon Senior Securities                                                  18

Item 4.    Submission of Matters to a Vote of Security Holders                              18

Item 5.    Other Information                                                                19

Item 6.    Exhibits and Reports on Form 8-K                                                 19


SIGNATURES                                                                                  19

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)



                                                                                     March 31,        December 31,
                                                                                      2001                2000
                                                                                   ------------       ------------
ASSETS                                                                             (unaudited)        (see note 1)
Current assets:
  Cash and cash equivalents                                                        $      9,461       $     11,273
   Restricted cash                                                                        4,549              4,549
  Accounts receivable trade, net                                                          7,582              7,909
  Prepaid expenses and other                                                              2,579              2,750
                                                                                   ------------       ------------
Total current assets                                                                     24,171             26,481

Furniture, equipment and software, net                                                   13,888             15,050
Intangible assets, net                                                                   14,333             24,100
Deposits and other                                                                          644                624
                                                                                   ------------       ------------
Total assets                                                                       $     53,036       $     66,255
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $      1,894       $      6,156
  Accrued compensation and related liabilities                                            1,676              1,859
  Deferred revenue                                                                        1,354              1,822
  Note payable, current portion                                                             902                872
  Capital lease obligations, current portion                                                537                719
  Payable to JV partner                                                                   8,721              9,094
  Restructuring reserve                                                                   1,814              4,163
  Other accrued liabilities                                                               4,930              3,687
                                                                                   ------------       ------------
Total current liabilities                                                                21,828             28,372
Note payable                                                                              1,794              2,031
Capital lease obligations                                                                    55                 92
                                                                                   ------------       ------------
Total long-term liabilities                                                               1,849              2,123

Minority interest                                                                           822              2,146

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at March 31, 2001 and December 31, 2000                                        --                 --
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,642,801 and
    56,708,086 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively                                       69                 57
  Additional paid-in-capital                                                            219,991            212,031
  Warrants                                                                                  321                321
  Deferred compensation                                                                     (72)              (348)
  Other comprehensive income                                                               (114)              (296)
  Accumulated deficit                                                                  (191,658)          (178,151)
                                                                                   ------------       ------------
Total stockholders' equity                                                               28,537             33,614
                                                                                   ------------       ------------
Total liabilities and stockholders' equity                                         $     53,036       $     66,255
                                                                                   ============       ============



See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)



                                          Three Months Ended March 31,
                                        -------------------------------
                                            2001               2000
                                        ------------       ------------
Net revenues
     Messaging                          $      6,069       $      4,333
     Software and related services             2,605              2,620
                                        ------------       ------------
Total revenues                                 8,674              6,953

Cost of revenues                               3,829              2,931
                                        ------------       ------------
Gross profit                                   4,845              4,022

Operating expenses:
  Marketing and sales                          2,962              5,499
  Research, development
    and engineering                            1,377              1,265
  General and administrative                   3,806              3,493
  Depreciation and amortization               11,479             13,710
                                        ------------       ------------

Total operating expenses                      19,624             23,967
                                        ------------       ------------
Loss from operations                         (14,779)           (19,945)

Interest income                                  120                509
Interest expense                                (241)                (4)
Foreign currency gain                             99                 --
Other income / (expense)                         (30)                --
                                        ------------       ------------
Net loss before minority interest
  and cumulative effect of
  accounting change                          (14,831)           (19,440)

Minority interest                              1,325                705
                                        ------------       ------------
Net loss before cumulative effect
  of accounting change                       (13,506)           (18,735)

Cumulative effect of change in
  accounting principle                            --               (192)
                                        ------------       ------------
Net loss applicable to
  common shares                         $    (13,506)      $    (18,927)
                                        ============       ============

Net loss per share, basic
  and diluted                           $      (0.22)      $      (0.34)

Weighted-average common shares
  used in per share computation,
  basic and diluted                       61,443,928         55,323,714


See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Three Months Ended March 31,
                                                            -------------------------------
                                                                2001               2000
                                                            ------------       ------------
OPERATING ACTIVITIES
Net loss                                                    $    (13,506)      $    (18,927)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                   11,479             13,710
  Amortization of deferred compensation                              203                228
  Compensation expense for shares issued                             342                 --
  Minority interest                                               (1,325)              (705)
  Exchange gain                                                     (427)                --
  Changes in operating assets and liabilities:
    Accounts receivable                                               67             (4,162)
    Prepaid expenses and other                                       315             (1,342)
    Deposits and other                                                64                 63
    Accounts payable                                              (4,188)               333
    Accrued compensation and related liabilities                    (182)               135
    Deferred revenue                                                (458)               450
    Payable to related party                                          94                915
    Restructuring reserve                                         (2,341)                --
    Other accrued liabilities                                      1,318                701
                                                            ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                             (8,545)            (8,601)

INVESTING ACTIVITIES
Additions to furniture, equipment and software                      (733)            (4,518)
                                                            ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (733)            (4,518)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                            1              3,363
Proceeds from private placement, net of issuance costs             7,702                 --
Repayment of bank loan                                              (201)                --
Repayment of capital lease obligations                              (226)               (12)
                                                            ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          7,276              3,351

Effect of exchange rate changes on cash
  and cash equivalents                                               190                  8

Net increase (decrease) in cash and cash
  equivalents                                                     (1,812)            (9,760)

Cash and cash equivalents at the beginning
  of period                                                       11,273             37,920
                                                            ------------       ------------
Cash and cash equivalents at the end
  of period                                                 $      9,461       $     28,160
                                                            ============       ============


See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in MessageMedia, Inc's ("MessageMedia" or the "Company") Form 10-K for the year ended December 31, 2000.

2. JOINT VENTURE

On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V., Inc., a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, we own 51% and @viso owns 49% of MessageMedia Europe. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter. The financial results of MessageMedia Europe are consolidated into our financial statements. For the three months ended March 31, 2001, MessageMedia Europe recorded revenue of approximately $841,000 and a loss after minority interest of approximately $1.4 million. Our March 31, 2001 condensed consolidated balance sheet includes total assets, including cash, of $10.1 million for MessageMedia Europe.

Recently, we and @viso initiated an evaluation of the strategic direction of MessageMedia Europe and are considering potential alternatives to its current business plan. Because we are only in the preliminary stages of evaluating options, any potential change to the business of MessageMedia Europe cannot presently be assessed, and there can be no assurance that the ultimate decision of @viso and MessageMedia will not have a material adverse affect upon our business.

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income on the March 31, 2001 and December 31, 2000 balance sheets consists of a foreign currency translation loss related to MessageMedia Europe of $114,000 and $296,000, respectfully.

4. BUSINESS SEGMENTS

We analyze our business operations under two reportable segments based on the definitions of segments provided under Statement of Financial Accounting Standard No. 131: messaging and software and related services. We do not have any intersegment revenue, and we evaluate segment performance based on gross profit.

The revenue and gross profit by segment are as follows:


                                     Three Months Ended March 31,
                                    ------------------------------
                                             (in thousands)

                                        2001             2000
                                    ------------      ------------
Revenues:
Messaging and related services      $      6,069      $      4,333
Software licenses and services             2,605             2,620
                                    ------------      ------------
Total revenues                      $      8,674      $      6,953
                                    ============      ============

Gross profit:
Messaging and related services      $      2,929      $      1,869
Software licenses and services             1,916             2,153
                                    ------------      ------------
Total gross profit                  $      4,845      $      4,022
                                    ============      ============

5. RESTRUCTURE CHARGE

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

Under the 2000 restructure plan, we have made total payments, disposals and reversals as follows (in thousands):


                                                                                                           BALANCE AT
                                                 THROUGH MARCH 31, 2001                                  MARCH 31, 2001
                                        --------------------------------------------------------   ---------------------------
                                           CASH         NON-CASH                     RESTRUCTURE   FUTURE CASH        TOTAL
                                        EXPENDITURES    CHARGES          TOTAL         REVERSAL    EXPENDITURES      CHARGES
                                        -----------    -----------    -----------    -----------   ------------    -----------
Year 2000 Restructure Plan:
  Personnel reduction costs ........    $     1,398    $        --    $     1,398    $        --    $        78    $     1,476
  Contract termination costs .......            893             --            893             --            279          1,172
  Impairment of assets .............             --          2,382          2,382             --             --          2,382
  Facility reduction costs .........            522             --            522             --          1,457          1,979
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total restructuring costs .....    $     2,813    $     2,382    $     5,195    $        --    $     1,814    $     7,009
                                        ===========    ===========    ===========    ===========    ===========    ===========


We estimate that most of the future cash expenditures related to this plan will be made by December 31, 2001.


6. CHANGES IN CAPITAL STRUCTURE

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc. and Rebar, LLC, for an aggregate purchase price of $8,000,000.26. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. No earlier than May 22, 2001, we will file a Registration Statement on Form S-3 covering the resale of such securities if requested by the purchasers.

7. SUBSEQUENT EVENT

As part of our continuing focus on cost containment, on April 17, 2001, we reduced our domestic headcount by 21 percent. We anticipate that this reduction in headcount will reduce our U.S. quarterly operating expenses during the third quarter of 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.



COMPANY OVERVIEW

We are a leader in permission-based, e-mail marketing and messaging solutions. We use advanced technology, tools, and applications to help our customers fully utilize the Internet to increase sales, improve customer communications, and develop long-term customer loyalty and customer dialogue.

Our outsourced services provide customers with:

     o a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communications, and develop long-term customer loyalty;

     o permission-based e-messaging, which is a rapidly deployable, cost-effective outsourced solution to create an immediate two-way dialogue with customers;

     o tools to track, review, and refine e-messaging campaigns by leveraging our expertise and proprietary technology; and

     o the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging and database applications.

Our software solutions provide customers with:

     o a complete solution for e-mail marketing and e-mail communications that integrates with relational databases such as Oracle or SQL Server;

     o functions such as targeted e-mail (filtering and data segmentation), personalized e-mail, dynamic content editing, and trackable URLs and campaign sequencing; and

     o typical e-mail list server functions such as reliable high throughput e-mail delivery, bounce management, discussion lists, announcement lists, and easy unsubscribes.

In December 1998, we acquired Distributed Bits LLC ("DBits") and Email Publishing Inc. ("Epub"). DBits was a development stage company developing customer email management systems and solutions and Epub was a leading provider of outsourced email message delivery services. In August 1999, we acquired Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"). Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online e-intelligence solutions such as surveys. In March 2000, MessageMedia Europe began operations.

We have incurred net operating losses in each quarter since inception. As of March 31, 2001, we had an accumulated deficit of approximately $191.7 million. There can be no assurance that our future revenues will increase or not decrease. In addition, since we expect to introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.


RESULTS OF OPERATIONS

Revenues

We derive our revenues from outsourced services, software products, and related support services. Our outsourced services include information distribution, e-mail marketing, and messaging services. Our software products provide e-messaging capabilities for customers desiring their own "in-house" solution.

For the three months ended March 31, 2001, revenues increased to approximately $8.7 million compared to approximately $7.0 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in the number of customers using our software products and services in the United States and an increase in messaging and software services generated by MessageMedia Europe.

Cost of Revenues

The cost of revenues for the messaging and software service businesses consists of salaries, benefits, consulting fees, and operational costs related to providing our services and software.

For the three months ended March 31, 2001, the cost of revenues increased to approximately $3.8 million compared to approximately $2.9 million for the three months ended March 31, 2000. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volume, and the incremental increase in cost of revenues as a result of the startup of MessageMedia Europe.

Operating Expenses

Our operating expenses consist of marketing and sales, research, development and engineering, and general and administrative expenses. For the three months ended March 31, 2001, operating expenses decreased to $8.1 million, compared to approximately $10.3 million for the three months ended March 31, 2000. This decrease is primarily due to cost cutting measures, including a reduction in labor force of approximately 125 employees, implemented in December 2000.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel, and other marketing expenses, decreased to approximately $3.0 million for the three months ended March 31, 2001, compared to approximately $5.5 million for the three months ended March 31, 2000. This decrease is primarily due to a reassessment of marketing needs and a corresponding reduction in marketing activities for the fiscal year 2001.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement, and maintenance of our products and services, increased to approximately $1.4 million for the three months ended March 31, 2001, compared to approximately $1.3 million for the three months ended March 31, 2000. This increase is primarily due to expenses incurred in relation to the ongoing engineering efforts related to the development of a more robust messaging platform.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs, and other expenses associated with the general management and administration of the company. General and administrative expenses increased to approximately $3.8 million for the three months ended March 31, 2001, compared to $3.5 million for the three months ended March 31, 2000. This increase is primarily due to additional facility costs associated with the relocation of the corporate function and messaging business unit within Colorado.

EBITDA

EBITDA is defined as loss from operations before depreciation and amortization. For the three months ended March 31, 2001, EBITDA loss decreased to approximately ($3.3) million from ($6.2) million for the three months ended March 31, 2000. This decrease is primarily due to the effect of cost cutting measures, including a reduction in labor force of approximately 125 employees, implemented in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $14.0 million in cash and cash equivalents, including $4.5 million in restricted cash. Of the $14.0 million, $12.3 million was held by us and $1.7 million by MessageMedia Europe.

On December 29, 2000, we received a $3.0 million bank loan from Wells Fargo, and on February 22, 2001, we raised $8.0 million in funding from a private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, and REBAR. Historically, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries, and other service expenses related to our e-services division. There can be no assurance that the restructuring of our organization will achieve the desired results or that revenues will increase to the level necessary to generate positive cash flow from operations. However, we believe that the additional capital raised through the February 2001 private placement will be sufficient to allow us to maintain our operations at least through December 31, 2001. In addition, if we are unable to grow our revenues or obtain additional funding, we intend to further limit expenditures in the areas of marketing, advertising, product development, purchases of furniture and fixtures, salaries, bonuses, and commissions.

Net cash used in operating activities was approximately $8.9 million and $8.6 million for the three months ended March 31, 2001 and 2000, respectfully. Net operating cash flows for the three months ended March 31, 2001 were primarily attributable to net losses, increases in minority interest, settlement of accounts payable, and payment of restructuring charges offset by non-cash charges for depreciation and amortization. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $733,000 and $4.5 million for the three months ended March 31, 2001 and 2000, respectfully. Investing activities related to additions of furniture, computer equipment, and software.

Net cash provided by financing activities was approximately $7.6 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectfully. Net cash provided by financing activities for the three months ended March 31, 2001 related primarily to proceeds from the February 22, 2001 private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, and REBAR. Net cash provided by financing activities for the three months ended March 31, 2000 related primarily to proceeds received from the exercise of stock options.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $191.7 million as of March 31, 2001. We have not achieved profitability and expect to continue to incur year-to-date operating losses through the end of 2001. We intend to continue to invest in research and development and strategic marketing activities. Accordingly, we expect to continue to incur significant operating expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in some but not all of the recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations, and financial condition will be materially and adversely affected.

WE ANTICIPATE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

We expect that our future operating results will fluctuate significantly, both in absolute terms and relative to analyst and investor expectations, which could cause our stock price to fall. These fluctuations may be due to a number of factors, many of which are beyond our control. Some of the factors that may cause fluctuations include the following:

o        market response to our e-messaging solutions;

o difficulties in the integration of existing technologies and the development or deployment of new products or services;

o the timing and rate at which we increase our expenses to support projected growth;

o        fluctuating market demand for our products and services;

o        product introductions and service offerings by our competitors;

o        the mix of the products and services provided by us; and

o the cost of compliance with applicable government regulations, including privacy legislation.

Our revenue for the foreseeable future will remain dependent on sales of our e-messaging solutions, the fees that we charge for our services and license fees for our software products. These future revenues are difficult to forecast. In addition, although we took measures to significantly reduce expenses in December 2000, we may be unable to adjust our internal operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE, DUE TO OTHER REASONS THAN OUR ACTUAL OPERATING RESULTS.

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

o publicity regarding actual or potential results with respect to technologies, services, or products under development;

o disputes or other developments concerning proprietary rights, including copyright and litigation matters; and

o        limited investment analyst coverage.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may in the future be the target of similar litigation. Securities litigation could harm our reputation, result in substantial costs and divert our management's attention and resources, regardless of the merits or outcome of the case.

WE MAY FACE POSSIBLE NASDAQ DELISTING RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.


Our common stock is currently listed on the NASDAQ National Market. If we fail to maintain the qualification for our common stock to trade on The NASDAQ National Market, including the requirement that our common stock maintain a $1.00 minimum per share bid price, our common stock could be subject to delisting. We do not currently comply with The NASDAQ National Market's continued listing requirements because our common stock has failed to maintain a $1.00 minimum per share bid price, but have a probationary period in which we can achieve compliance before we are delisted from The NASDAQ National Market. There can be, however, no assurance that we will be able to achieve the continued listing requirements and maintain them for the necessary period for continued listing on The NASDAQ National Market.

If our shares are not listed on The NASDAQ National Market as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Such NASDAQ delisting would also greatly impair our ability to raise additional necessary capital through equity or debt financing.

In addition, if our common stock is not listed on The NASDAQ National Market, we may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our shares if they are listed on the NASDAQ National Market and we provide certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. There can be no assurance that the shares of our common stock will qualify for exemption from these restrictions. If our common stock becomes subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the e-messaging and e-intelligence markets. These risks include our:

o        ability to achieve and maintain revenue growth rates;

o        need to successfully integrate past and any future acquisitions;

o        competition;

o ability to offer products and services, including our information distribution, e-mail marketing and e-commerce messaging offerings, that achieve broad market acceptance;

o        ability to attract, retain and motivate qualified personnel;

o ability to maintain our current, and develop new, strategic relationships;

o        ability to anticipate and adapt to the changing e-messaging market; and

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

Demand and market acceptance for Internet e-messaging solutions is uncertain. Our future success is highly dependent on an increase in the use of the Internet as a marketing, advertising, and communications medium. The adoption of these Internet services, particularly by those entities that historically have relied upon traditional media for marketing and advertising, requires the acceptance of a new way of conducting business, exchanging information, and marketing products and services. Many of our current or potential customers have little or no experience using the Internet for marketing and advertising purposes, and they have allocated only a limited portion of their budgets to e-messaging. If we fail to meet customers' demands, the use of our e-messaging services may decline over time and our business would suffer.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A limited number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by several of our larger stockholders. In this instance, we issued 7,746,479 shares of our common stock to affiliates SOFTBANK Venture Capital, who together constitute our largest stockholder, 704,225 shares to affiliates of Pequot Capital Management, Inc., and 2,816,902 shares to REBAR. These investors may demand, not earlier than May 22, 2001, that we effect the registration of these shares, after which they may be sold in the public markets without restriction.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES AND INTRODUCE NEW PRODUCTS AND SERVICES ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

We are currently merging our two messaging technology platforms into one comprehensive platform. In addition, we are continually developing significant enhancements for our e-messaging solutions and products. Any delay or difficulty associated with the consolidation of these two platforms or the introduction of these enhancements could significantly harm our business, results of operations, and financial condition. We also may not be able to develop the underlying core technologies necessary to create new products or enhancements, or to license those products from third parties, which could cause our revenues to decline.

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

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS OVER WHOM WE HAVE NO CONTROL TO OPERATE OUR E-MESSAGING PLATFORM. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON OUR REVENUE.

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

We may experience additional competition from Internet Service Providers and other large established businesses that may enter the market for e-messaging services. Companies such as ADVO Inc., America Online, Inc., AT&T, IBM Corporation, Harte-Hanks, Inc., Hewlett-Packard Company, Integrion Financial

Network LLC, The Interpublic Group of Companies, Inc., Microsoft Corporation and Foote Cone & Belding, some of whom are current customers of ours, which possess large, existing customer bases, substantial financial resources, and established distribution channels could develop, market or resell a number of marketing services.

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

New market entrants have introduced or are developing products and services for use on the Internet that compete with our products. The products, services, or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address new industry standards and our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

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

Our operations are dependent in part upon our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. We do not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by us, our servers also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer system. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we are not currently subject to direct regulation by any governmental agency in the United States, other than regulations that are generally applicable to all businesses and newly enacted laws prohibiting Spam, and laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may hinder the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation, and personal privacy is uncertain and developing. Any new application or interpretation of existing laws could have a material adverse effect on our business.

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



PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
             None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

           On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc. and Rebar, LLC, for an aggregate purchase price of $8,000,000.26. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. No earlier than May 22, 2001, we will file a Registration Statement on Form S-3 covering the resale of such securities if requested by the purchasers.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.     OTHER INFORMATION

            The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A) Exhibits

                  10.1 - Master Loan and Security Agreement, dated as of December 29, 2000, between MessageMedia, Inc. and Well Fargo Equipment Finance, Inc.

                  10.2 - Prabhuling Patel Employment Agreement, dated as of June 1, 2000, between MessageMedia, Inc. and Prabhuling Patel

                  10.3 - William E. Buchholz Employment Agreement, dated as of February 25, 2001, between MessageMedia, Inc. and William Buchholz

            (B) Reports on Form 8-K

           None



                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MESSAGEMEDIA, INC.




  Date:  May 4, 2001               By: /s/ A. Laurence Jones
                                      ------------------------------
                                      A. Laurence Jones
                                      President and Chief Executive
                                      Officer and Director
                                      (Duly Authorized Officer)

                                   By: /s/  William E. Buchholz
                                      ------------------------------
                                      William E. Buchholz
                                      Senior Vice President, Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------


 10.1  -   Master Loan and Security Agreement, dated as of December 29, 2000, between MessageMedia, Inc. and Well Fargo Equipment Finance, Inc.

 10.2  -   Prabhuling Patel Employment Agreement, dated as of June 1, 2000, between MessageMedia, Inc. and Prabhuling Patel

 10.3  -   William E. Buchholz Employment Agreement, dated as of February 25,
           2001, between MessageMedia, Inc. and William Buchholz