Form 10-Q
period 2001-06-30
MESSAGEMEDIA INC
filed 2001-08-17
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

Common Stock, $0.001 Par Value - 68,701,014 shares as of August 13, 2001.

                               MESSAGEMEDIA, INC.
                                      INDEX



                                                                                                   Page
                                                                                                   ----

PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and December 31, 2000                                                             3

                  Condensed Consolidated Statements of Operations (unaudited) for the
                  three months and six months ended June 30, 2001 and 2000                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the
                  six months ended June 30, 2001 and 2000                                           5

                  Notes to the Condensed Consolidated Financial Statements                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            10

                  Factors Affecting Operating Results and Market Price of Stock                    13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       19

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                                19

Item 2.           Changes in Securities and Use of Proceeds                                        19

Item 3.           Defaults Upon Senior Securities                                                  19

Item 4.           Submission of Matters to a Vote of Security Holders                              19

Item 5.           Other Information                                                                19

Item 6.           Exhibits and Reports on Form 8-K                                                 20


SIGNATURES                                                                                         21

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                     June 30,         December 31,
                                                                      2001               2000
                                                                 ---------------    ---------------
ASSETS                                                            (unaudited)        (see note 1)
Current assets:
  Cash and cash equivalents                                      $         7,914    $        11,273
  Restricted cash                                                          4,375              4,549
  Accounts receivable trade, net                                           6,591              7,909
  Prepaid expenses and other current assets                                2,295              2,750
                                                                 ---------------    ---------------
Total current assets                                                      21,175             26,481

Furniture, equipment and software, net                                    11,944             15,050
Goodwill, net                                                              4,566             24,100
Deposits and other                                                           553                624
                                                                 ---------------    ---------------
Total assets                                                     $        38,238    $        66,255
                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $         2,095    $         6,156
  Accrued compensation and related liabilities                             1,439              1,859
  Deferred revenue                                                           802              1,822
  Note payable, current portion                                              932                872
  Accounts payable to Joint Venture Partner                                1,047              1,153
  Note payable to Joint Venture Partner                                       --              7,941
  Capital lease obligations, current portion                                 294                719
  Restructuring reserve                                                    6,378              4,163
  Other accrued liabilities                                                4,072              3,687
                                                                 ---------------    ---------------
Total current liabilities                                                 17,059             28,372

Note payable                                                               1,550              2,031
Note payable to Joint Venture Partner                                      4,564                 --
Capital lease obligations                                                     25                 92
                                                                 ---------------    ---------------
Total long-term liabilities                                                6,139              2,123

Minority Interest                                                            (23)             2,146

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding at June 30, 2001 and December 31, 2000                          --                 --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    68,648,043 and 56,708,086 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively                         69                 57
  Additional paid-in-capital                                             220,155            212,031
  Warrants                                                                   158                321
  Accumulated other comprehensive income                                    (169)              (296)
  Deferred compensation                                                      (18)              (348)
  Accumulated deficit                                                   (205,132)          (178,151)
                                                                 ---------------    ---------------
Total stockholders' equity                                                15,063             33,614
                                                                 ---------------    ---------------
Total liabilities and stockholders' equity                       $        38,238    $        66,255
                                                                 ===============    ===============



See accompanying notes to the condensed consolidated financial statements.

MESSAGEMEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                              Three Months Ended June 30,      Six Months Ended June 30,
                                             ----------------------------    ----------------------------
                                                 2001             2000          2001             2000
                                             ------------    ------------    ------------    ------------

Net revenues
     Messaging                               $      5,267    $      5,862    $     11,336    $     10,223
     Software and related services                  2,295           2,541           4,900           5,133
                                             ------------    ------------    ------------    ------------
Total revenues                                      7,562           8,403          16,236          15,356

Costs and operating expenses:
  Cost of revenues                                  3,037           3,861           6,866           6,792
  Marketing and sales                               2,775           5,080           5,737          10,579
  Research, development
    and engineering                                 1,101           1,433           2,478           2,698
  General and administrative                        2,810           4,380           6,616           7,873
  Severance                                           600              --             600              --
  Restructuring charge                              6,389              --           6,389              --
  Depreciation and amortization                    11,718          13,962          23,197          27,672
                                             ------------    ------------    ------------    ------------
  Total costs and operating expenses               28,430          28,716          51,883          55,614
                                             ------------    ------------    ------------    ------------
Loss from operations                              (20,868)        (20,313)        (35,647)        (40,258)

Interest income                                        91             386             211             899
Interest expense                                     (238)            (95)           (478)            (99)
Foreign currency gain / (loss)                       (341)            (55)           (242)            (55)
Other income / (expense)                              (96)            (11)           (126)            (15)
                                             ------------    ------------    ------------    ------------

Loss before minority interest,
 extraordinary item and cumulative
 effect of accounting change                      (21,452)        (20,088)        (36,282)        (39,528)

Minority interest                                   2,816             430           4,140           1,135
                                             ------------    ------------    ------------    ------------

Loss before extraordinary item
 and cumulative effect of
 accounting change                                (18,636)        (19,658)        (32,142)        (38,393)

Extraordinary gain on exchange
 of debt                                            5,161              --           5,161              --

Cumulative effect of change in
 accounting principle                                  --              --              --            (192)
                                             ------------    ------------    ------------    ------------

Net loss applicable to
  common shares                              $    (13,475)   $    (19,658)   $    (26,981)   $    (38,585)
                                             ============    ============    ============    ============

Basic and diluted earnings per share:
  Loss before extraordinary item             $      (0.27)   $      (0.35)   $      (0.49)   $      (0.69)
  Extraordinary item                                 0.07              --            0.08              --
                                             ------------    ------------    ------------    ------------

Net loss per common share, basic
  and diluted                                $      (0.20)   $      (0.35)   $      (0.41)   $      (0.69)

Weighted-average common shares
  used in per share computation,
  basic and diluted                            68,647,328      56,178,520      65,065,527      55,751,117





See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                         Six Months Ended June 30,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------

OPERATING ACTIVITIES
Net loss from continuing operations                      $    (26,981)   $    (38,585)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                23,282          27,672
  Reduction in restricted cash                                    174              --
  Compensation expense for stock options                          324             371
  Write-off of impaired assets                                  1,000              --
  Minority interest                                            (2,170)         (1,135)
  Extraordinary gain on exchange of debt                       (5,161)             --
  Exchange (gain) loss                                           (242)            (55)
  Changes in operating assets and liabilities:
    Accounts receivable                                         1,241          (5,496)
    Prepaid expenses and other                                     35          (1,767)
    Deposits and other                                             64             (51)
    Accounts payable                                           (3,941)            216
    Accrued compensation and related liabilities                 (420)          1,031
    Deferred revenue                                           (1,007)            825
    Payable to related party                                       --           1,153
    Restructuring reserve                                       2,484              --
    Other accrued liabilities                                     523             584
                                                         ------------    ------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES              (10,795)        (15,237)

INVESTING ACTIVITIES
Additions to furniture, equipment and software                 (1,129)         (7,677)
                                                         ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (1,129)         (7,677)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                       343           4,116
Proceeds from minority interest partner                            --           7,291
Proceeds from related party loan                                2,000           7,729
Proceeds from private placement, net of issuance costs          7,636              --
Repayment of bank loan                                           (422)             --
Repayment of capital lease obligations                           (491)            (19)
                                                         ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       9,066          19,117

Effect of exchange rate changes on cash and
  cash equivalents                                               (501)            282

Net increase (decrease) in cash and cash
  equivalents of continuing operations                         (3,359)         (3,515)

Cash and cash equivalents at the beginning
  of period                                                    11,273          37,920
                                                         ------------    ------------

Cash and cash equivalents at the end
  of period                                              $      7,914    $     34,405
                                                         ============    ============


See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in MessageMedia, Inc.'s ("MessageMedia" or the "Company") Form 10-K for the year ended December 31, 2000.

During 2001, the Company has continued to focus on reducing expenses in order to reduce cash burn. In April of 2001 the Company reduced its domestic headcount, and in May of 2001 the Company began the process of liquidating its foreign operations. Additionally, the Company entered in to a merger agreement with DoubleClick, Inc. ("DoubleClick") that provides for the merger of the Company with and into DoubleClick. See footnotes below for further discussion. This merger is expected to close in October of 2001. However, if this merger does not occur, the Company plans to seek alternative sources of funding or another merger partner. We believe, however, that as a result of the expense reductions made in April and May, the working capital at June 30, 2001 will be sufficient to allow the Company to maintain our operations at least through December 31, 2001. In addition, should our revenues decline below forecasted amounts, expenditures will be further scaled back.

2.  MERGER WITH DOUBLECLICK

On June 1, 2001, MessageMedia and DoubleClick, Inc. ("DoubleClick") entered into a merger agreement that provides for the merger of MessageMedia with, and into, DoubleClick. DoubleClick, which provides a broad range of media, technology, data and research products and services to online marketers, had 2000 revenue of $530 million.

3.  RESTRUCTURING

European Restructuring

On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V., Inc. ("MME"), a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, we own 51% and @viso owns 49% of MME. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter of 2000.

On May 9, 2001, we signed with @viso, the Agreement To Effect Orderly Liquidation of MessageMedia Europe, B.V. This liquidation agreement allows for the orderly liquidation of the joint venture between MessageMedia and @viso, and the termination of all related agreements undertaken at the formation of the joint venture. To fund the expected net cash cost of the liquidation, the liquidation agreement required $4,000,000 of funding to be contributed equally by MessageMedia and @viso. Per the agreement, @viso loaned MessageMedia $2,000,000 which was contributed to MME. Also provided in the agreement was a release of MessageMedia's obligation to @viso for the initial funding of the joint venture and cancellation of the technology licensed from MessageMedia to the joint venture. In consideration, MessageMedia issued @viso a secured promissory note with an aggregate principal amount of $2,500,000. Both notes totaling $4,500,000 accrue interest at 15% per annum and are due and payable on the earlier of December 31, 2003 or the consummation of the merger with DoubleClick. When secured by MessageMedia's assets, the interest rate will decrease to 10% per annum. The notes become immediately due and payable should a change of control occur prior to December 31, 2003. Pursuant to the liquidation agreement, a premium payment will be due should a change of control occur prior to December 31, 2003.

As a result of the restructuring plan, a total of 60 employees will be terminated, all offices will be closed and all assets and liabilities will be liquidated. Most employees left by the end of July 2001, and the liquidation process began about July 1. It is estimated that the cost of liquidation will be $4.6 million, broken down as follows (in thousands):


                                                   BALANCE AT JUNE 30, 2001
                                      ---------------------------------------------------
                                       FUTURE CASH      FUTURE NON-CASH
                                       EXPENDITURES       EXPENDITURES     TOTAL CHARGES
                                      ---------------   ----------------  ---------------


Personnel reduction costs             $         2,078                --   $         2,078
Contract termination costs                        404                --               404
Impairment of assets                              350             1,007             1,357
Facility reduction costs                          750                --               750


                                      ---------------   ---------------   ---------------
Total restructuring costs             $         3,582   $         1,007   $         4,589
                                      ===============   ===============   ===============


We estimate that most of the future cash expenditures related to this plan will be made by December 31, 2001.

Including liquidation costs, and adding back for minority interest, the revenues and net losses of the joint venture are as follows (in thousands):



                                  Three Months    Three Months      Six Months        Six Months
                                     Ended            Ended            Ended            Ended
                                 June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                 -------------    -------------    -------------    -------------

Revenues                                  610              103            1,451              134

Net losses                             (4,434)            (447)          (5,812)          (1,180)

Also related to this liquidation was the forgiveness of debt from @viso to MessageMedia for the original capitalization. This resulted in an extraordinary gain of $5.2 million in the quarter ended June 30, 2001.

2000 Restructuring

In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of the decision to eliminate certain business development efforts including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All these product lines were discontinued and positions were eliminated during December 2000 although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $2.4 million for asset impairment, consisting of software and furniture write downs, and $2.0 million for facility costs, principally rent and real estate fees for subleasing the abandoned facilities.

In the second quarter of 2001, we reviewed our estimates for the restructuring plan and provided an additional $1.8 million. Of this amount, $.6 million is for additional rent for our facilities in Colorado, San Francisco and Chicago. The market for commercial real estate is very soft and although we are in discussions with interested parties to sublease some of our space, we now estimate it will take us the balance of the year to secure tenants. An additional $.7 million was provided for the loss on furnishings in these vacated buildings as attempts to find a market for these furnishings has been unsuccessful. Additionally, $.3 million was charged for a prepaid asset that no longer has future benefit due to the restructuring.

Under the 2000 restructure plan, we have made total payments and disposals as follows (in thousands):


                                                                                                  BALANCE AT
                                                        THROUGH JUNE 30, 2001                    JUNE 30, 2001
                                        -------------------------------------------------   -----------------------
                                            CASH       NON-CASH              RESTRUCTURE    FUTURE CASH     TOTAL
                                        EXPENDITURES   CHARGES     TOTAL       REVERSAL     EXPENDITURES   CHARGES
                                        ------------   --------   --------   ------------   ------------   --------
Year 2000 Restructure Plan:
 Personnel reduction costs............  $      1,563   $     --   $  1,563   $         --   $         23   $  1,586
 Contract termination costs...........           906         --        906             --            266      1,172
 Impairment of assets.................            67      3,382      3,449             --             23      3,472
 Facility reduction costs.............           914         --        914             --          1,665      2,579
                                        ------------   --------   --------   ------------   ------------   --------
   Total restructuring costs..........  $      3,450   $  3,382   $  6,832   $         --   $      1,977   $  8,809
                                        ============   ========   ========   ============   ============   ========

We estimate that most of the future cash expenditures related to this plan will be made by December 31, 2001.

4. SEVERANCE

As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the U.S. workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually.

5.  BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. Under this definition, beginning in the third quarter of 2000, the Company has operated under two segments: messaging and related services, and software licenses and services. The factors used by management to identify reportable segments are differences in products and services and management organization. Services included in the messaging and related services segment are principally outsourced e-mail communication and campaign management in a full service bureau model. Products and services included in the software licenses and services include a software product that is sold as both boxed software or as a hosted service. Separate financial information by segment for total assets is not available and is not evaluated by the chief operating decision makers of the Company. We do not have any intersegment revenue, and the chief decision makers of the Company evaluate segment performance based on revenue.

The revenue by segment is as follows:


                                    Three Months Ended June 30,        Six Months Ended June 30,
                                 -------------------------------   -------------------------------
                                         (in thousands)                   (in thousands)

                                      2001             2000             2001             2000
                                 --------------   --------------   --------------   --------------

Revenues:
Messaging and related services   $        5,267   $        5,862   $       11,336   $       10,223
Software licenses and services            2,295            2,541            4,900            5,133
                                 --------------   --------------   --------------   --------------
Total revenues                   $        7,562   $        8,403   $       16,236   $       15,356
                                 ==============   ==============   ==============   ==============


6.  CHANGES IN CAPITAL STRUCTURE

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc., and Rebar, LLC, for an aggregate purchase price of approximately $8,000,000. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof.


7. COMPREHENSIVE INCOME

Other comprehensive income as of June 30, 2001 and June 30, 2000 consists of a foreign currency translation income related to MessageMedia Europe of $127,000 and a loss of $231,000, respectively. Therefore, the comprehensive loss for the six months ending June 30, 2001 and June 30, 2000 is as follows (in thousands):


                                         JUNE 30,    JUNE 30,
                                           2001        2000
                                         --------    --------

Other comprehensive income (loss)        $    127    $   (231)
Net loss                                  (19,658)    (38,585)
                                         --------    --------
Comprehensive loss                       $(19,531)   $(38,816)
                                         ========    ========

8. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS 142 requires that goodwill be tested for impairment annually and if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. SFAS 141 is effective for any business combination that is completed after June 30, 2001. Companies are required to adopt FAS 142 in the fiscal year beginning after December 31, 2001. As the goodwill recorded by MessageMedia arose from the acquisitions of two entities in 1998 and 1999, and will be completely amortized during 2001, we do not believe that the adoption of SFAS 141 and 142 will have a material impact on our consolidated financial statements.

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

In December 1998, we acquired Distributed Bits LLC ("DBits") and Email Publishing Inc. ("Epub"). DBits was a development stage company developing customer e-mail management systems and solutions and Epub was a leading provider of outsourced email message delivery services. In August 1999, we acquired Revnet Systems, Inc. ("Revnet") and Decisive Technology Corporation ("Decisive"). Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online e-intelligence solutions such as surveys. In March 2000, MessageMedia Europe began operations and in the second quarter of 2000 we made a decision to discontinue these operations.

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Good-will and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS 142 requires that goodwill be tested for impairment annually and if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. SFAS 141 is effective for any business combination that is completed after June 30, 2001. Companies are required to adopt SFAS 142 in the fiscal year beginning after December 31, 2001. As the goodwill recorded by us arose from the acquisitions of two entities in 1998 and 1999, and will be completely amortized during 2001, we do not believe that the adoption of SFAS 141 and 142 will have a material impact on our consolidated financial statements.

We have incurred net operating losses in each quarter since inception. As of June 30, 2001, we had an accumulated deficit of approximately $205 million. There can be no assurance that our future revenues will increase or not decrease. We expect to continue to incur significant operating losses for the foreseeable future.

On June 1, 2001, DoubleClick and MessageMedia entered into a merger agreement. This merger agreement, which was subsequently amended on June 26, 2001, provides for the merger of MessageMedia with and into DoubleClick. In the merger, each outstanding share of MessageMedia common stock will be exchanged for the right to receive 0.0436 of a share of DoubleClick common stock.

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2001, revenues decreased to approximately $
7.6 million compared to approximately $8.4 million for the three months ended June 30, 2000. Declines were experienced in both the messaging and software business in the United States. The decrease is due primarily to the general economic slowdown in the United States, which has lead to a softened demand in the marketplace for our outsourced services and software solutions.

For the six months ended June 30, 2001, revenues increased to approximately $16.2 million compared to approximately $15.3 million for the six months ended June 30, 2000. The increase in revenues for the six-month period of the current year is a result of European sales increasing from $102,922 to $1.4 million, offset by slowing demand in the United States in the second quarter of our outsourced services and software solutions.

Costs and Operating Expenses

In April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually.

In the fourth quarter of 2000, the company discontinued investment in some product lines, reduced marketing expenditures, consolidated and closed facilities, and eliminated 125 employees. The objective of this restructuring was to reduce costs by over $16 million annually.

Cost of Revenues. The cost of revenues for the messaging and software service businesses consists of salaries, benefits, consulting fees, and operational costs related to providing our services and software.

For the three months ended June 30, 2001, the cost of revenues decreased to approximately $3.0 million compared to approximately $3.9 million for the three months ended June 30, 2000. Restructuring and cost control measures implemented in December 2000 and April 2001 were successful in reducing the expenses associated with providing our products and services and increasing margins.

For the six months ended June 30, 2001, the cost of revenues increased slightly to approximately $6.9 million compared to approximately $6.8 million for the six months ended June 30, 2000. This increase in cost was the result of expenses associated with a full six months of European operations, offset by the six-month impact of restructuring and cost reduction measures begun in December 2000, the realization of cost savings from the reduction in force in April 2001.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel, and other marketing expenses, decreased to approximately $2.8 million for the three months ended June 30, 2001, compared to approximately $5.1 million for the three months ended June 30, 2000. This decrease is due to a reassessment of our marketing and sales needs and a corresponding reduction in marketing and sales activities and staffing for the fiscal quarter.

For the six months ended June 30, 2001, marketing and sales expenses decreased to approximately $5.7 million, compared to approximately $10.6 million for the six months ended June 30, 2000. This decrease is due to a reassessment of our marketing and sales needs and a corresponding reduction in marketing and sales activities and staffing throughout the fiscal year 2001.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement, and maintenance of our products and services, decreased to approximately $1.1 million for the three months ended June 30, 2001, compared to approximately $1.4 million for the three months ended June 30, 2000. This decrease is primarily due to staff reductions effected in December 2000.

Research, development and engineering expenses decreased to approximately $2.5 million for the six months ended June 30, 2001, compared to approximately $2.7 million for the six months ended June 30, 2000. This decrease is primarily due to staff reductions effected in December 2000.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs, and other expenses associated with the general management and administration of the company. General and administrative expenses decreased to approximately $
2.8 million for the three months ended June 30, 2001, compared to $ 4.4 million for the three months ended June 30, 2000. This decrease is primarily due to staff reductions in December 2000 and lower facility costs associated with the consolidation of operations within Colorado.

General and administrative expenses decreased to approximately $6.6 million for the six months ended June 30, 2001, compared to $7.9 million for the six months ended June 30, 2000. This decrease is the result of the reduction in force in December 2000, the consolidation operations in Colorado and other expense reduction programs implemented throughout the year.

Depreciation and amortization expenses. Depreciation and amortization expense decreased to $11.7 million for the three months ended June 30, 2001, compared to approximately $14.0 millions for the three months ended June 30, 2000. The most significant reason for the decrease was that amortization of goodwill, associated with the acquisitions of EPub and DBits, had been fully expensed in 2000. Goodwill resulting from acquisitions is amortized over two years.

Depreciation and amortization decreased to $23.2 million for the six months ended June 30, 2001, compared to $27.7 million for the six months ended June 30, 2000. The reduction in the amount of unamortized goodwill to be expensed in 2001 was the primary reason for the decline in expenses.

Severance Expenses. As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually.

Restructuring Charges. During the second quarter of 2001, we revised our estimate of the cost of the December 2000 restructuring and added $1.8 million to the reserve.

Also during the second quarter of 2001, we agreed with @viso Limited, our European joint venture partner, to restructure our European operations. This resulted in a charge of $4.6 million. Associated with this decision was a gain for the forgiveness of debt in the amount of $5.2 million. From inception to June 30, 2001, MME had total revenues of $2.4 million and MessageMedia has recognized losses after minority interest and excluding restructuring costs of $5.4 million related to MME.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $12.3 million in cash and cash equivalents, including $4.4 million in restricted cash and $4.1 million of cash in Europe, which is designated to fund the liquidation, compared with $15.8 million in cash and cash equivalents and $4.5 million in restricted cash on December 31, 2000.

On December 29, 2000, we received a $3.0 million bank loan from Wells Fargo, and on February 22, 2001, we raised $8.0 million in funding from a private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management Inc., and REBAR. Historically, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries, and other service expenses. During 2001, the Company has continued to focus on reducing expenses in order to reduce cash burn. In April of 2001, the Company reduced its domestic headcount, and in May of 2001 the Company began the process of liquidating its foreign operations. Additionally, the Company entered in to a merger agreement with DoubleClick, Inc. ("DoubleClick") that provides for the merger of the Company with and into DoubleClick. See footnotes below for further discussion. This merger is expected to close in October of 2001. However, if this merger does not occur, the Company plans to seek alternative sources of funding or another merger partner. We believe, however, that as a result of the expense reductions made in April and May, the working capital at June 30, 2001 will be sufficient to allow the Company to maintain our operations at least through December 31, 2001. In addition, should our revenues decline below forecasted amounts, expenditures will be further scaled back.

Net cash used in operating activities was approximately $10.8 million and $15.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net operating cash flows for the six months ended June 30, 2001 were primarily attributable to net losses, increases in minority interest, settlement of accounts payable, and payment of restructuring charges offset by non-cash charges for depreciation and amortization. Net operating cash flows for the six months ended June 30, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $1.1 and $7.7 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Investing activities related to additions of furniture, computer equipment, and software.

Net cash provided by financing activities was approximately $9.0 million and $19.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 related primarily to proceeds from the February 2001 private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management and REBAR. Net cash provided by financing activities for the six months ended June 30, 2000 related primarily to proceeds received for the initial capitalization of MessageMedia Europe and from the exercise of stock options.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $205 million as of June 30, 2001. We have not achieved profitability and expect to continue to incur year-to-date operating losses through at least the end of 2001. We intend to continue to invest in research and development and strategic marketing activities.

Accordingly, we expect to continue to incur significant operating expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we likely will incur future operating losses.

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

o    fluctuating market demand for our e-messaging solutions;

o difficulties in the integration of existing technologies and the development or deployment of new products or services;

o    seasonal and cyclical spending patterns in our industry;

o    the mix of the products and services provided by us; and

o the cost of compliance with applicable government regulations, including privacy legislation.

Our revenue for the foreseeable future will remain dependent on sales of our e-messaging solutions, the fees that we charge for our services and license fees for our software products. These future revenues may fluctuate due to the factors listed above and therefore are difficult to forecast. As a result, we may be unable to adjust our internal operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our financial condition would be materially and adversely affected. This could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

Due to the risks discussed in this Section, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE DUE TO OTHER REASONS THAN OUR OPERATING RESULTS.

Our common stock has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to operating performance. The trading price of our common stock has in the past and could in the future fluctuate in response to factors such as:

o    changes in recommendations of securities analysts;

o announcements of technological innovations or of new services or products by us or our competitors;

o publicity regarding actual or potential results with respect to technologies, services, or products under development by us or our competitors; and

o    limited investment analyst coverage.

In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of securities of Internet-related companies have been especially volatile. If such volatility continues, our stock price may fluctuate greatly regardless of our operating results.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY, WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may in the future be the target of similar litigation.
                                      14.

Securities litigation could harm our reputation, result in substantial costs and divert our management's attention and resources, regardless of the merits or outcome of the case.

OUR COMMON STOCK WILL BE DELISTED FROM THE NASDAQ NATIONAL MARKET, RESULTING IN A LIMITED PUBLIC MARKET FOR ITS COMMON STOCK.

Our common stock is currently listed on The Nasdaq National Market under the symbol "MESG." On March 6, 2001, we received a notice from The Nasdaq National Market indicating that our common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Under the rules of the National Association of Securities Dealers, Inc., in order to avoid delisting, we had until June 4, 2001 to comply with the continued listing requirements.

We were not able to demonstrate compliance with the continued listing requirements of The Nasdaq National Market on or before June 4, 2001. Consequently, pursuant to an arrangement between us and The Nasdaq National Market, our common stock will continue to be listed on The Nasdaq National Market until the earlier of the closing of the merger or August 31, 2001, at which time it will be delisted.

After our common stock is delisted from The Nasdaq National Market, trading, if any, will be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of The Nasdaq National Market. Consequently, selling our common stock will be more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts' and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of MessageMedia's common stock.

In addition, after our common stock is delisted from The Nasdaq National Market, our common stock may become subject to the "penny stock" regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock rules, the market liquidity for the shares would be adversely affected.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO SUPPORT OUR CAPITAL NEEDS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

It may be necessary for us to raise additional capital in the future in order to execute our business plan, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures. Any required additional financing might not be available on terms acceptable to us, or at all. After our common stock is delisted from The Nasdaq National Market, our ability to raise capital through debt or equity financing could be impaired greatly. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations or repay our outstanding obligations.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING ON FAVORABLE TERMS, WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS.

We may not be able to secure additional financing on favorable terms due to current market conditions or our future delisting from The Nasdaq National Market. In addition, the terms of the amended merger agreement prohibit us from raising additional funds by issuing debt or equity securities unless DoubleClick agrees. If we delay our efforts to obtain additional financing and the merger does not close, we may need to raise additional funds quickly. These funds may not be available on terms that are favorable to us or our current equity holders. As a result of any of the factors listed above, you may experience significant dilution of your ownership interest and securities may be issued with rights senior to your rights.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A small number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by several of our larger stockholders. In this instance, we issued 7,746,479 shares of our common stock to affiliates of SOFTBANK Venture Capital, who together constitute our largest stockholder, 704,225 shares to affiliates of Pequot Capital Management, Inc., and 2,816,902 shares to Rebar LLC. If the merger is not consummated, these investors may demand that we effect the registration of these shares, after which they may be sold in the public markets without restriction.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES OR INTRODUCE NEW PRODUCTS AND SERVICES ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

We continually strive to develop significant enhancements to our products and services and introduce new products and services. We may not be able to develop the underlying core technologies necessary to crate new enhancements or new products and services, and may not be able to license those technologies from third parties on a timely basis or at all. Any delay or difficulty associated with the introduction of these enhancements, new products or new services by us could cause our customers to use the products and services of our competitors. This could cause our revenues to decline.

IF WE FAIL TO EFFECTIVELY MANAGE CHANGES TO ITS OPERATIONS, OUR BUSINESS COULD SUFFER.

We continue to adjust the scope of our operations and manage adjustments to the size of our workforce. Rapid changes to our business have placed and may continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. Our business, results of operations and financial condition will be harmed if we are unable to effectively manage these changes to our operations.

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS TO OPERATE OUR BUSINESS. INTERRUPTIONS IN THE SERVICES THESE COMPANIES PROVIDE COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location companies, in operating our business. These companies may not continue to provide services to us without disruptions in service or within the time frame required by us, at the current cost, or at all. These disruptions in or loss of services could cause a loss of revenue and customers. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming.

COMPETITION IN OUR INDUSTRY IS INTENSE AND LIKELY WILL CONTINUE TO INTENSIFY, WHICH COULD CAUSE A LOSS OF MARKET SHARE AND REVENUE.

The market for our products and services is intensely competitive. Our principal competitors are in the e-messaging services arena, but we also compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. Consequently, we compete with advertising and direct marketing agencies. There are no substantial barriers to entry into our business, and we expect that established and new entities, such as Internet service providers, will enter the market for e-messaging solutions.

We also expect that competition within our market may increase as a result of industry consolidation. Potential competitors may choose to enter the market for e-messaging solutions by acquiring one or more of our existing competitors or by forming strategic alliances with such competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our potential customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services, and significantly greater resources than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may result in better access to end-users or purchasers. Increased competition as a result of any of the above factors may result in price reductions, reduced gross margins, and loss of market share, any of which would harm our business, results of operations and financial condition.

TECHNICAL STANDARDS UPON WHICH OUR PRODUCTS AND SERVICES ARE BASED ARE RAPIDLY CHANGING, WHICH COULD CAUSE REVENUES TO DECLINE.

The e-messaging market is characterized by rapidly changing technical standards. Our products and services are designed around current technical standards and our revenue depends on continued industry acceptance of these standards. While we intend to provide compatibility with the most popular industry standards, widespread adoption of a proprietary or closed standard could prevent us from doing so. The standards on which our products and services are or will be based may not be accepted by the industry, which would make it more difficult for us to generate future revenues.

OUR COMPETITORS MAY DEVELOP PRODUCTS OR SERVICES THAT RENDER OUR PRODUCTS AND SERVICES UNCOMPETITIVE, WHICH COULD CAUSE A DECREASE IN REVENUES.

New market entrants have introduced or are developing products and services for use on the Internet that compete with our products. The products, services or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, enhance existing solutions, and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements to new or existing solutions must meet the requirements of our current and prospective customers. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors, which would negatively impact our revenues.

EMAIL MARKETING MAY NOT GAIN MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The degree to which our e-messaging platform is accepted and used in the marketplace depends on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services, which have encountered substantial resistance from consumers, also will be important. Businesses that already have invested substantial resources in traditional or other methods of marketing may be reluctant to adopt new commercial methods or strategies, such as email marketing. In addition, individuals with established patterns of purchasing goods and services based on traditional marketing methods may be reluctant to alter those patterns. As a result of the factors listed above, email marketing may not be accepted by the marketplace, which would have a material adverse effect on our business.

WE FACE RISKS OF DEFECTS AND DEVELOPMENT DELAYS IN OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR REPUTATION AND REVENUE GROWTH.

Products and services based on sophisticated software and computing systems often encounter defects and development delays. Our underlying software may contain hidden errors and failures when introduced or when usage increases. We may experience delays in the development of the software and computing systems underlying our services. Despite testing that we and our customers conduct, we may not locate these errors if they occur. These occurrences could harm our reputation and revenue growth.

ANY SYSTEM FAILURE MAY HARM OUR BUSINESS OR REPUTATION.

The continuing and uninterrupted performance of our computer systems and our customers' computer systems is critical to our ability to provide outsourced services. Sustained or repeated system failures would reduce the attractiveness of our solutions to our customers and could harm our business reputation. Our systems are dependent in part upon our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. We do not presently have redundant, multiple site capacity in the event of any such occurrence. Our systems also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. To the extent that we do not effectively address any system failures, our business, results of operations and financial condition would be materially and adversely affected.

WE FACE SECURITY RISKS AND POTENTIAL LIABILITY ASSOCIATED WITH MISAPPROPRIATION OF CONFIDENTIAL INFORMATION, WHICH COULD HARM OUR BUSINESS.

We currently retain highly confidential customer information in a secure database server. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to and use of this database server. Any unauthorized access to our servers could result in the theft of confidential customer information such as e-mail addresses. It also is possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. Our use of disclaimers and limitation of warranty provisions in our customer agreements in an attempt to limit our liability to customers may not be effective in limiting our exposure to damage claims.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR PROPRIETARY RIGHTS, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, WHICH COULD IMPAIR OUR COMPETITIVENESS OR CAUSE OUR EXISTING PRODUCTS AND SERVICES TO BECOME OBSOLETE.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. These legal protections, however, may be inadequate to safeguard the proprietary software underlying our products and services, and we may not have adequate remedies for any breach. In addition, we have applied for various patents and trademarks, including trademarks for "MessageMedia" and "UnityMail," and cannot assure you that any of these applications will be approved. Our competitors also may be able to develop e-messaging technologies that are functionally equivalent to ours without infringing any of our proprietary rights. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Any failure by us to adequately protect our proprietary rights may allow our competitors to gain access to our technology. This may result in our competitors developing functionally equivalent or superior e-messaging technologies, which may impair our competitiveness or render our existing products and services obsolete.

WE MAY BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE COSTLY TO OPERATE OR DECREASE THE DEMAND FOR OUR PRODUCTS AND SERVICES.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we currently are not subject to direct regulation by any governmental agency in the United States, other than regulations that are generally applicable to all businesses, newly enacted laws prohibiting the sending of "spam" and laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may hinder the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing United States and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation, and personal privacy is uncertain and developing. Any new application or interpretation of existing laws could have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of United States interest rates. However, since all of our investments are in short-term investments with maturities of less than three months, we have concluded there is no material interest rate risk exposure for these investments. We also face interest rate risk because we have fixed rate debt. During the quarter ended June 30, 2001, we entered into an agreement with @viso Limited to shut down the MessageMedia Europe B.V. joint venture. As part of this liquidation agreement, our full amount of long-term debt, denominated in Euro's, was canceled and a new debt agreement with @viso was signed. The new debt is denominated in United States dollars and totals $4.5 million, with an interest rate of 15%. When secured by our assets, the interest rate will decrease to 10% per annum. The outstanding principal is due in one lump sum on the earlier of December 31, 2003 or the consummation of the merger with DoubleClick.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

              2.1* Agreement and Plan of Merger and Reorganization dated June 1, 2001, among DoubleClick Inc., Atlas Acquisition Corp. and MessageMedia, including annexes thereto but excluding any schedules.

              2.2*  Amendment to Agreement and Plan of Merger and
                    Reorganization, dated as of June 26, 2001, among DoubleClick Inc., Atlas Acquisition Corp. and MessageMedia, including annexes thereto but excluding any schedules.

              10.1 Agreement to Effect Orderly Liquidation of MessageMedia Europe, B.V. By and Between MessageMedia Europe, B.V., MessageMedia Inc., MessageMedia U.S./Europe, Inc. and @viso Limited date as of May 9, 2001.

         (B) Reports on Form 8-K

                      A report on form 8-K was filed during the fiscal quarter ended June 30, 2001, dated June 6, 2001, reporting information under Item 5 with respect to the execution of an Agreement and Plan of Reorganization by and among DoubleClick Inc., Atlas Acquisition Corp., a wholly owned subsidiary of DoubleClick Inc. and MessageMedia.


* Previously filed as an exhibit to Registration Statement on Form S-4 (SEC file #333-63952)

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MESSAGEMEDIA, INC.




  Date:  August 17, 2001                   By:  /s/  A. Laurence Jones
                                                -------------------------------
                                                A. Laurence Jones
                                                President and Chief Executive
                                                Officer and Director
                                                (Duly Authorized Officer)



                                           By:  /s/  William E. Buchholz
                                                -------------------------------
                                                William E. Buchholz
                                                Senior Vice President, Finance
                                                and Administration and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

2.1* Agreement and Plan of Merger and Reorganization dated June 1, 2001, among DoubleClick Inc., Atlas Acquisition Corp. and MessageMedia, including annexes thereto but excluding any schedules.

2.2* Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 26, 2001, among DoubleClick Inc., Atlas Acquisition Corp. and
         MessageMedia, including annexes thereto but excluding any schedules.

10.1 Agreement to Effect Orderly Liquidation of MessageMedia Europe, B.V. By and Between MessageMedia Europe, B.V., MessageMedia Inc., MessageMedia
         U.S./Europe, Inc. and @viso Limited date as of May 9, 2001.


* Previously filed as an exhibit to Registration Statement on Form S-4 (SEC file #333-63952)