Form 10-K/A
period 2000-12-31
MESSAGEMEDIA INC
filed 2001-11-08
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant held on May 16, 2001, which was filed with the Securities and Exchange Commission on April 19, 2001.


---------
* Excludes 34,332,084 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds 5% of the shares outstanding at March 27, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         This amended Annual Report on Form 10-K/A amends and restates in its entirety MessageMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as of the date of filing the original Form 10-K, March 27, 2001, except for the "Liquidity and Capital Resources" section in Part I, Item 7, which is amended and restated as of the date of filing this Form 10-K/A, and the third and fourth paragraphs of Note 1 to Financial Statements, which are amended and restated as of September 28, 2001. Except for the "Liquidity and Capital Resources" section and Note 1 to Financial Statements, this amended Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2000 or as of the date of filing the original Annual Report on Form 10-K, as required by Form 10-K, and does not update any of the statements contained therein. This amended Annual Report on Form 10-K/A contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that were made at the time the original Form 10-K was filed on March 27, 2001. Actual results could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 7. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date the original Form 10-K was filed.

ITEM 1. BUSINESS

         We are a leader in permission-based e-mail marketing and messaging solutions. We use advanced technology, tools and applications to help our customers fully utilize the Internet to increase sales, improve customer communications and develop long-term customer loyalty and customer dialogue.

Our outsourced services provide customers with:

         o a comprehensive set of e-messaging solutions for businesses that seek to increase sales, improve customer communications and develop long-term customer loyalty;

         o permission-based e-messaging to create an immediate two-way dialogue with customers;

         o tools to track, review and refine e-messaging campaigns by leveraging our expertise and proprietary technology;

         o rapidly deployable, cost-effective outsourced solutions that eliminate the need to invest in the technology, hardware and human resources necessary to implement and manage a comprehensive set of e-messaging and e-intelligence solutions; and

         o the ability to manage large volumes of simple or complex customer communications and easily integrate more advanced e-messaging and e-survey and database applications.

Our software solutions provide customers with:

         o a complete solution for e-mail marketing and communications that integrates with relational databases such as Oracle or SQL Server;

         o functions such as targeted e-mail, including both filtering and data segmentation, personalized e-mail, dynamic content editing and trackable URLs and campaign sequencing; and

         o all standard e-mail list server functions such as reliable high throughput e-mail delivery, bounce management, discussion lists, announcement lists and easy unsubscribes.

INDUSTRY BACKGROUND

         E-mail marketing has its basis in traditional direct marketing principles. For decades, direct marketers have used traditional mail to communicate with their customers. The purpose of the direct mail pieces was to give customers promotional information, offers and incentives that would encourage them to purchase particular products. Direct marketers soon realized that e-mail could be used to supplant or enhance traditional methods. E-mail can be used to effectively interact with customers and for a variety of purposes other than purchase incentives.

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

         E-mail marketing is effective, fast and inexpensive. Response rates of 15% or more are common and marketers receive immediate feedback from customers. E-mail marketing costs may be 90% less than traditional direct marketing costs. Moreover, many companies use e-mail as a strategic tool to drive Web site traffic, facilitate transactions and test new offers.

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

         The implementation of effective e-messaging systems requires substantial hardware, software and technical and administrative resources. As e-mail grows in volume and sophistication, the resources and expertise required to cost-effectively implement, enhance and scale e-messaging applications increases exponentially. Given the complexities of these strategic and technical problems and the need to deploy a solution quickly and cost-effectively, businesses increasingly are looking to outsource their e-messaging services to "one-stop" outsourced providers. In general, as the level of complexity increases, outsourcing becomes a more attractive option.

OUR KEY CAPABILITIES

We currently offer the following:

o Account Management and Customer Services -- Through our professional staff of account management and customer service representatives, we deliver e-messaging services specifically tailored to each customer's business objectives. Each customer is assigned an account management team comprised of an account director and one or more customer services representatives, who act as the customer's primary point of contact for all relationship and campaign management issues. They work with the customer to develop an e-messaging calendar, create a specification of campaign needs, develop the necessary web interfaces, customize the customer database through which we maintain, import and manipulate data, implement project plans, and manage pre-production and production testing, campaign roll-out and post-mailing analysis. Additionally, our customer services professionals have extensive experience in the development and delivery of effective customer communications programs.

o Outbound Messaging -- We manage all logistics of e-messaging delivery, from time-scheduled outbound message distribution to highly interactive and event-driven communications, such as confirming an Internet consumer purchase. E-messages with personalized content can be precisely targeted to segments of our customers' e-mailing list. Our technology determines which format the e-mail reader uses in order to maximize the visual impact of the sender's message. We provide reliable, large-scale delivery of messages, personalized and customized to each of our customer's customers in an e-messaging campaign, as well as sophisticated error-handling and "bounce" processing to ensure a clean and current customer e-mailing list. Our outbound messaging capabilities include the ability to include audio and video media in the e-mail messages being sent by customers.

o Inbound Messaging -- We manage all logistics of response processing from customers of our customers, including response validation, response tracking, performance of customer defined actions and automated database updates. Our response-handling capabilities enable our customers to engage in interactive, two-way marketing campaigns, entirely using e-mail. The ability to process and respond to customers' inquiries improves the quality of the customer relationship by ensuring our customer's ability to hear, acknowledge and respond to such requests in a personalized manner.

o e-Survey -- We provide our customers with a wide array of e-mail based survey services. These services range from the development of the permission profiling questions that may be asked in the permission center to periodic and on-going transaction surveys to measure customer satisfaction to surveys directed at a specific target audience, question or problem. We employ quantitative methods professionals with extensive experience in the design, development and deployment of surveys in both the conventional and e-survey delivery modes. These professionals also have extensive data analysis and data modeling experience that is used by customers in the targeting and database segmentation aspects of their outbound e-messaging campaigns.

o Database Services -- We track and review the success of current and past e-messaging campaigns and can deliver multiple offers to separately defined customer groups. This allows our customers to identify what worked and what did not and adaptively update and manage their campaigns in a proactive manner. All messaging activity is automatically tracked and logged into our database, creating a clear history of all customer actions to aid in resolution of individual requests as well as total campaign analysis. This detailed customer record provides a wealth of information and enables customers to fine-tune their direct marketing efforts and increase the return on investment in the next campaign. Additionally, customers often bring other data from their legacy systems to their e-messaging database maintained by us so that this additional data may be used to more effectively segment and target their customer communications.

OUR SERVICES AND SOFTWARE OFFERINGS

         We offer a broad range of solution sets including complete outsourced services, hosted software and services and licensed software, all powered by our next-generation M(3) Platform. The M(3) Platform features the industry's most robust systems architecture, which can support e-mail campaigns of various sizes. The next generation platform is readily customized to store a diverse range of customer and campaign data. It optimizes any e-mail format, including HTML, text, AOL and streaming audio or video, and includes support for international and double-byte character sets without requiring specialized software. Campaigns may be targeted to customer segments depending on user preferences, behavior or demographic information. A customized web-based interface allows customers to deliver content, setup campaigns, review reports, test messages, optimize content and schedule mail events. This platform makes it easy for customers to migrate between our three solution sets and allows them to choose the level of self-service that meets their specific needs.

Outsourced Services

         Our outsourced services are offered in a full or partial service bureau model depending on our customer's need for self-service. The full service model M(3) Connect includes dedicated account management and customized services. Professional account managers share their breadth of e-mail marketing expertise in developing customer acquisition, retention and growth strategies. Customers also have the option of choosing additional services from a continuum of value-added offerings.

         M(3) Connect is a full-service outsourced solution to create and deliver permission-based, targeted, e-mail campaigns including account management and production support. A dedicated account manager helps customers execute every phase of an e-mail campaign from planning and setup, through testing, integration, customization, delivery and reporting. In addition, a dedicated account director provides best practices consulting on permission-based marketing, customer acquisition and retention, campaign management and customer contact strategy.

         Also included in M3 Connect are inbound e-mail response management tools, such as automated and agent-managed response handling of bounces, unsubscribes and customer preferences, data services tools such as customer data loading, transformation and synchronization, data cleansing and list brokerage services and creative services tools such as graphic and content design for rich media, text, AOL or HTML.

         M(3) Connect includes TargetDB, a robust database offering, which allows marketers to develop highly targeted campaigns based on a wide variety of customer data. This service has a full range of features including query and select functionality, data visualization and campaign management tools and comprehensive, customized reporting options. It is able to capture rich marketing information including promotional history, click-through rates and demographic and customer preference information.

         Survey is our premier online survey solution that allows companies to stay in touch with customers through cost-effective and flexible e-mail based surveys. Marketers may use this service for customer loyalty and employee satisfaction studies, product or service evaluations, Web site assessments, customer segmentation and profiling and content analysis. We help customers develop effective survey methodologies, questionnaire content and sampling, analysis and reporting plans.

         Our outsourced services are targeted towards six major industry groups:
Internet service providers and portals, publishing, retail/e-tail, technology, financial services and the travel and entertainment industry. In each of these industry groups, we have developed an understanding of the unique marketing requirements and can customize e-marketing and communications programs that meet the challenges unique to each specific industry.

Hosted Software and Services

         Our hosted software solution, UnityMail Express, provides customers complete end-user control without the installation, set-up and maintenance associated with implementing software in-house. This solution has defined functionality and a finite set of services. UnityMail Express allows customers to take advantage of advanced e-mail marketing technology without buying software or maintaining e-mail list servers. Customers pay monthly recurring charges based on messaging volume.

         Our hosted services offering is a partial service bureau model called M3 Professional, which includes program design and management services from our world-class account management team, while allowing customers to control the execution of campaigns by using a web-based interface. This service gives marketers access to the full set of M3 Professional features, while providing a greater degree of control in content design and campaign scheduling. This offering gives marketers the tools needed to create and deliver permission-based, targeted e-mail campaigns at a lower price than M(3) Connect.

Licensed Software

         Our licensed software solution is called UnityMail. UnityMail integrates relational databases into advanced e-mail list servers, allowing the development of one-to-one relationships with customers. UnityMail performs standard e-mail delivery, bounce management, discussion lists, announcement lists and easy unsubscribes. Feature sets include dynamic content management, trackable URLs, targeted e-mail marketing, sampling and testing e-mail lists, personalized e-mail, auto-sensing HTML or text, load-balancing which controls message frequency and subscriber deliveries, campaign management for sequencing messages and comprehensive statistical reporting to help measure program effectiveness. UnityMail is database-enabled and is easily installed on customer servers.

         UnityMail 4.0 is offered as a single server license, or as UnityMail Enterprise for distributed or multi-server environments. UnityMail ASP is licensed to resellers that wish to rent UnityMail software to their domestic or international end-user customers. Today, over ten advertising agencies and 12 application service providers use UnityMail as their e-mail platform. For our software products, we provide help desk support 24 hours a day, seven days a week. Additionally, we provide installation, training and integration services on a billable hours basis.

         Additionally, for customers with small databases and the need for limited e-mail marketing functionality, we offer MailKing, an entry-level PC-based e-mail distribution software package. MailKing is priced at $199.95 for single copy purchases.

COMPETITION

         Our principal competitors are in the e-messaging services arena, and we may experience additional competition from Internet service providers and other large established businesses that may enter the market for e-messaging services. We compete for customers based on service levels, product offerings and price.

         Internet marketing companies, in general, and our e-messaging solutions, in particular, also must compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. Consequently, we compete with advertising and direct marketing agencies. To the extent that e-messaging is perceived to be a limited or ineffective advertising medium, companies may be reluctant to devote a significant portion of their advertising budget to our e-messaging solutions, which could limit the growth of e-messaging and negatively affect our business.

         We also expect that competition may increase as a result of industry consolidation. Potential competitors may choose to enter the market for e-messaging solutions by acquiring one or more of our existing competitors or by forming strategic alliances with such competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our potential customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would harm our business, results of operations and financial condition.

SALES

         Our sales efforts currently are conducted through a regionally based, direct sales force. Our sales force typically markets our solutions to the senior level marketing personnel and senior corporate management within potential customer organizations. We have worked with a number of "blue chip" customers who have agreed to help facilitate our sales efforts by acting as customer references.

         We maintain a separate group of regionally based sales professionals that are responsible for selling our packaged software applications, principally UnityMail.

         Our regionally based, direct sales force is focused on attracting new customers. Our existing customers are supported by the account management and customer services organization. This group is responsible for working with current customers on their communications and dialog programs, for retaining these customers and for increasing the usage of our services by these customers. Our account management and customer services professionals are highly effective at managing relationships and selling additional services to existing customers when the need arises.

RESEARCH, DEVELOPMENT AND ENGINEERING

         Our research, development and engineering activities are focused primarily on the design, development and enhancement of e-messaging services, as well as on increasing the capacity and reliability of existing products and services. We have devoted a significant portion of our resources to research, development and engineering programs. Our research, development and engineering expenses were $6.2 million, $4.9 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. We believe that significant research, development and engineering expenditures will be required in order for us to remain competitive. Accordingly, we expect that research, development and engineering expenses will continue to constitute a significant portion of our overall expenses in the future.

         Our ability to design, develop, test and support new software products and enhancements on a timely basis is critical to our future success. There can be no assurance that we will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. Our current services are designed around standards that are widely used and accepted within the Internet community, including the MIME and SMTP e-mail standards, and integrate process-based security using e-mail confirmation. Current and future use of our services will depend, in part, on industry acceptance of such standards and practices as they apply to the Internet and Internet commerce.

INTELLECTUAL PROPERTY

         We hold or have applied for various patents, trademarks and copyrights, including trademark applications for "MessageMedia" and "UnityMail." Other than our rights to "MessageMedia" and "UnityMail," however, we do not believe that any of these proprietary rights offer us a material competitive advantage. We believe that our ability to establish and maintain a position of technology leadership in the e-messaging industry depends more on the skills of our development personnel than on any of our proprietary rights.

INTERNATIONAL OPERATIONS

         On March 13, 2000, we entered into a definitive agreement with @viso Limited, a strategic partnership between Vivendi and SOFTBANK Corp., to create MessageMedia Europe B.V., a joint venture between MessageMedia and @viso. We own 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter of 2000. MessageMedia Europe B.V. is consolidated into MessageMedia's financial statements. For the year ended December 31, 2000, revenues of approximately $932,000 and a loss after minority interest of approximately $4.7 million were included in MessageMedia's consolidated financial statements. SOFTBANK Corp. indirectly owns 50% of the interest in @viso and approximately 17% of our outstanding common stock. SOFTBANK Corp. is not represented on our board of directors.

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

EMPLOYEES

         As of December 31, 2000, we employed 360 full time employees and 1 part time employee. Of these 361 employees, 100 were in research, development and engineering, 84 were in operations, 73 were in marketing and sales, 39 were in administration and 65 were in Europe, primarily in operations.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names, ages and positions of our executive officers as of March 27, 2001:

Name                       Age      Position
----                       ---      --------
A. Laurence Jones          48       President and Chief Executive Officer
William E. Buchholz        58       Senior Vice President, Finance and Administration and Chief Financial Officer
Bruce Chittenden           53       Chief Technical Officer
Mary Beth Loesch           40       Senior Vice President, Corporate Development
Prabhuling Patel           55       Senior Vice President, Online Marketing and Communication


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

        Mr. Buchholz was appointed our Senior Vice President, Finance and Administration and Chief Financial Officer in March 2001. Prior to joining our company, Mr. Buchholz served as Senior Vice President and Chief Financial Officer of Nalco Chemical Company. At Nalco, a publicly-held specialty chemical company, Mr. Buchholz managed U.S. and international treasury controls, investor relations, internal audit, tax and financial systems and investment and commercial banking relationships. He also co-founded Nalco's acquisition program, which managed the acquisition of 38 companies in three years. Prior to Nalco, Mr. Buchholz was Vice President and Chief Financial Officer for Cincinnati Milacron, an industrial equipment supplier, and he handled SEC matters at Arthur Andersen & Co. in Cincinnati, Ohio. Mr. Buchholz, who is a C.P.A., received an M.B.A. from Michigan State University and a degree in accounting from its Honors College.

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

         Ms. Loesch has served as our Senior Vice President of Corporate Development since February 2000. From April 1999 to February 2000, she served as our Vice President of Corporate Development. From January 1998 until April 1999, she served as President of the Advanced Network Solutions Group at Internet Communications Corp. From 1996 until 1998, she worked for KPMG Peat Marwick where she served as Managing Director of the high-technology consulting practice. Prior to that she held various executive-level positions at CSG Systems Incorporated and US WEST, Inc. Ms. Loesch received an M.B.A. from Creighton University in 1986 and graduated summa cum laude with a B.S.B.A. from Creighton University in 1982.

         Mr. Patel became our Senior Vice-President, Online Marketing and Communication in October 2000. From June 2000 to October 2000, he served as our General Manager of Messaging Services. From 1991 to May 2000, Mr. Patel served as President of the Telecommunications Energy & Cable Group of Experian and was President, On-Line Services at Metromail Corporation, the predecessor company. Previously, Mr. Patel served as Senior Vice President and General Manager of the Information Group with oversight of privacy policies and start-up of the Internet Division. He has also held positions with the direct marketing arm of Montgomery Ward, Household International, Rapid-American Corporation, CitiGroup and CIGNA. Mr. Patel holds an M.B.A. in Marketing and Finance with honors from Columbia University; an M.S. in Electrical Engineering with distinction from the Indian Institute of Science; and a B.S. in Electrical Engineering summa cum laude from Bangalore University.


FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

         You should consider carefully the risks described below before deciding to purchase our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

         We had an accumulated deficit of approximately $178.2 million as of December 31, 2000. We have not achieved profitability and expect to continue to incur operating losses at least through the end of 2001. We intend to continue to invest in research and development and strategic marketing activities. Accordingly, we expect to continue to incur significant operating expenditures and, as a result, will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we likely will incur future operating losses.

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

         o        the mix of the products and services that we provide; and

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

         Due to these risks, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE DUE TO REASONS OTHER THAN OUR OPERATING RESULTS.

         Our common stock has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to our operating performance. The trading price of our common stock has in the past and could in the future fluctuate in response to factors such as:

         o        changes in recommendations of securities analysts;

         o announcements of technological innovations or of new services or products by us or our competitors;

         o publicity regarding actual or potential results with respect to technologies, services or products under development by us or our competitors; and

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

         Our common stock is currently listed on the NASDAQ National Market. If we fail to maintain the qualification for our common stock to trade on The NASDAQ National Market, including the requirement that our common stock maintain a $1.00 minimum per share bid price, our common stock could be subject to delisting. We currently do not comply with The NASDAQ National Market's continued listing requirements because our common stock has failed to maintain a $1.00 minimum per share bid price, but we have a probationary period in which we can achieve compliance before we are delisted from The NASDAQ National Market. There can be, however, no assurance that we will be able to achieve the continued listing requirements and maintain them for the necessary period for continued listing on The NASDAQ National Market.

         If our common stock is delisted from The Nasdaq National Market, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of The Nasdaq National Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed and security analysts' and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

         In addition, if our common stock is delisted from The Nasdaq National Market, our common stock may become subject to the 'penny stock' regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock rules, the market liquidity for the shares would be adversely affected.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO SUPPORT OUR CAPITAL NEEDS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         It may be necessary for us to raise additional capital in the future in order to execute our business plan, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures. Any required additional financing might not be available on terms acceptable to us, or at all. If our common stock is delisted from The Nasdaq National Market, our ability to raise capital through debt or equity financing could be impaired greatly. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations or repay our outstanding obligations.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

         A small number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by several of our larger stockholders. In this instance, we issued 7,746,479 shares of our common stock to affiliates of SOFTBANK Venture Capital, who together constitute our largest stockholder, 704,225 shares to affiliates of Pequot Capital Management, Inc., and 2,816,902 shares to REBAR LLC. Not earlier than May 23, 2001, these investors may demand that we effect the registration of these shares, after which they may be sold in the public markets without restriction.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES OR INTRODUCE NEW PRODUCTS AND SERVICES ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

         We continually strive to develop significant enhancements to our products and services and introduce new products and services. We may not be able to develop the underlying core technologies necessary to create new enhancements or new products and services and may not be able to license those technologies from third parties, on a timely basis or at all. Any delay or difficulty associated with the introduction of these enhancements, new products or new services by us could cause our customers to use the products and services of our competitors. This could cause our revenues to decline.

IF WE FAIL TO EFFECTIVELY MANAGE CHANGES TO OUR OPERATIONS, OUR BUSINESS COULD SUFFER.

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

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS TO OPERATE OUR BUSINESS. INTERRUPTIONS IN THE SERVICES THESE COMPANIES PROVIDE COULD HAVE AN ADVERSE EFFECT ON OUR REVENUE.

         We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location companies, in operating our business. These companies may not continue to provide services to us without disruptions in service or within the time frame required by us, at the current cost or at all. These disruptions in or loss of services could cause a loss of revenue and customers. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming.

COMPETITION IN OUR INDUSTRY IS INTENSE AND LIKELY WILL CONTINUE TO INTENSIFY, WHICH COULD CAUSE A LOSS OF MARKET SHARE AND REVENUE.

         The market for our products and services is intensely competitive. Our principal competitors are in the e-messaging services arena, but we also compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. Consequently, we compete with advertising and direct marketing agencies. There are no substantial barriers to entry into our business and we expect that established and new entities, such as Internet service providers, will enter the market for e-messaging solutions.

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

         Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may result in better access to end-users or purchasers. Increased competition as a result of any of the above factors may result in price reductions, reduced revenues and loss of market share, any of which would harm our business, results of operations and financial condition.

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

OUR COMPETITORS MAY DEVELOP PRODUCTS OR SERVICES THAT RENDER OUR PRODUCTS AND SERVICES UNCOMPETITIVE, WHICH COULD CAUSE A DECREASE IN REVENUES.

         New market entrants have introduced or are developing products and services for use on the Internet that compete with our products. The products, services or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements to new or existing solutions must meet the requirements of our current and prospective customers. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors, which would negatively impact our revenues.

E-MAIL MARKETING MAY NOT GAIN MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         The degree to which our e-messaging platform is accepted and used in the marketplace depends on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services, which have encountered substantial resistance from consumers, also will be important. Businesses that already have invested substantial resources in traditional or other methods of marketing may be reluctant to adopt new commercial methods or strategies, such as e-mail marketing. In addition, individuals with established patterns of purchasing goods and services based on traditional marketing methods may be reluctant to alter those patterns. As a result of the factors listed above, e-mail marketing may not be accepted by the marketplace, which would have a material adverse effect on our business.

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

ANY SYSTEM FAILURE MAY HARM OUR BUSINESS OR REPUTATION.

         The continuing and uninterrupted performance of our computer systems and our customers' computer systems is critical to our ability to provide outsourced services. Sustained or repeated system failures would reduce the attractiveness of our solutions to our customers and could harm our business reputation. Our systems are dependent in part upon our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We do not currently have redundant, multiple site capacity in the event of any such occurrence. Our systems also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. To the extent that we do not effectively address any system failures, our business, results of operations and financial condition would be materially and adversely affected.

WE FACE SECURITY RISKS AND POTENTIAL LIABILITY ASSOCIATED WITH MISAPPROPRIATION OF CONFIDENTIAL INFORMATION, WHICH COULD HARM OUR BUSINESS.

         We currently retain highly confidential customer information in a secure database server. We cannot assure you, however, that we will be able to prevent unauthorized access to and use of this database server. Any unauthorized access to or use of our servers could result in the theft of confidential customer information such as e-mail addresses. It also is possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. Our use of disclaimers and limitation of warranty provisions in our customer agreements in an attempt to limit our liability to our customers may not be effective in limiting our exposure to damage claims.

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

         Parties may also attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of filing of our original Annual Report on Form 10-K, March 27, 2001. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

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

ITEM 2. PROPERTIES

         Our corporate facilities consist of approximately 73,485 square feet of leased space in Louisville, Colorado and 33,805 square feet in Superior, Colorado. The Louisville facility lease expires on October 14, 2010 and the Superior facility lease expires on April 30, 2005. We lease space in Denver, Colorado for our computer processing center. On January 11, 1999, we closed our San Diego operations and did not renew the facility lease, which expired in May 1999. In connection with our December 1998 acquisition of Email Publishing, Inc., we acquired a facility lease consisting of approximately 6,500 square feet of leased space in Boulder, Colorado. This facility lease expires on June 30, 2002. Additionally, we lease facilities in Huntsville, Alabama, New York, New York, Chicago, Illinois and San Francisco, California. We currently are in the process of subleasing some of these facilities in connection with our year 2000 restructuring (see note 9 to the financial statements).

ITEM 3. LEGAL PROCEEDINGS

         We are not subject to any material legal proceedings.

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

                                           2000                  1999
                                    -------------------   -------------------
                                      High       Low        High        Low
                                    --------   --------   --------   --------
First Quarter                       $  21.88   $  10.25   $   9.56   $   4.88
Second Quarter                         12.63       2.19      26.75       7.00
Third Quarter                           5.50       2.50      22.75       9.75
Fourth Quarter                          3.22       0.33      20.00       9.94


         We have not paid any dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. As of March 22, 2001, there were approximately 513 holders of record. The number of holders of our common stock does not include beneficial owners of common stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this amended Report on Form 10-K/A.

STATEMENT OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA):

                                                                        YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                 2000             1999             1998             1997             1996
                                             -------------    -------------    -------------    -------------    -------------
Revenues .................................   $      33,648    $      10,021    $       1,288    $       1,451    $         696
Costs and operating expenses:
    Cost of revenues .....................          17,325            4,589               98              271              266
    Marketing and sales ..................          21,526            9,704            1,935            5,424            1,836
    Research, development and
           engineering ...................           6,234            4,936            4,828            6,687            4,653
    General and administrative ...........          20,083            7,678            4,095            4,378            4,238
    Restructuring expenses ...............           7,009            1,025              812               --               --
    Write-off of in-process
           technology ....................              --               --            1,300               --               --
    Depreciation expense .................           5,022            1,358            1,148            1,097              524
    Amortization expense .................          50,497           27,565            1,038               --               --
                                             -------------    -------------    -------------    -------------    -------------
Total costs and operating expenses .......         127,696           56,855           15,254           17,857           11,517
                                             -------------    -------------    -------------    -------------    -------------
Loss from operations .....................         (94,048)         (46,834)         (13,966)         (16,406)         (10,821)
Interest income (expense) ................             977              565              134              459              131
                                             -------------    -------------    -------------    -------------    -------------
Net loss before minority interest
   and effect of accounting change .......         (93,071)         (46,269)         (13,832)         (15,947)         (10,690)

Minority interest ........................           5,109               --               --               --               --
                                             -------------    -------------    -------------    -------------    -------------
Net loss before cumulative effect of
   change in accounting principle ........         (87,962)         (46,269)         (13,832)         (15,947)         (10,690)

Cumulative effect of change in
   accounting principle ..................            (192)              --               --               --               --
                                             -------------    -------------    -------------    -------------    -------------
Net loss .................................         (88,154)         (46,269)         (13,832)         (15,947)         (10,690)

Dividends imputed on
   preferred stock .......................              --               --           (1,233)          (1,250)              --
                                             -------------    -------------    -------------    -------------    -------------
Net loss applicable to
   common shares .........................   $     (88,154)   $     (46,269)   $     (15,065)   $     (17,197)   $     (10,690)
                                             =============    =============    =============    =============    =============
Net loss per share, basic and diluted ....   $       (1.57)   $       (1.00)   $       (0.68)   $       (1.94)   $       (2.33)

Shares used in per share
    computation, basic and diluted .......      56,080,224       46,367,195       22,304,902        8,842,367        4,588,262

BALANCE SHEET DATA:

                                                                   YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                 2000           1999           1998           1997            1996
                                             ------------   ------------   ------------   ------------    ------------
Cash, cash equivalents and
short term investments ...................   $     11,273   $     37,920   $      4,659   $      6,331    $     17,128
Restricted cash ..........................          4,549             --             --             --              --
Furniture, equipment, software
and information technology, net ..........         15,050          4,728          1,476          1,879           2,024
Goodwill, net ............................         24,100         75,162         23,895             --              --
Total Assets .............................         66,255        123,191         31,221          9,048          19,693

Current Liabilities ......................         28,372          5,765          2,671          4,770           3,236
Notes and amounts payable
noncurrent ...............................          2,123             36             54            163           1,913
Stockholders' equity (net
capital deficiency) ......................         33,614        117,390         28,484           (572)         14,944




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-K/A may contain forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 7. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

         We were originally incorporated in the state of Wyoming on March 11, 1994, under the name of First Virtual Holdings Incorporated. We were reincorporated in the state of Delaware on January 12, 1996. From inception through 1998, our revenues principally were derived from our Internet payment system and related services. In June 1998, we were recapitalized by SOFTBANK Corp. and affiliates through a series of transactions resulting in their acquisition of 19.1 million shares of our common stock. In July 1998, we made a strategic decision to focus exclusively on e-messaging and related services, leveraging the expertise of our key technical personnel and our existing proprietary technology from the Internet payment system, which was phased out. In December 1998, we changed our name from First Virtual Holdings Incorporated to MessageMedia, Inc. in connection with our acquisitions of two e-messaging companies, Email Publishing, Inc., also known as Epub, and Distributed Bits, L.L.C., also know as DBits. As a result of the acquisitions, EPub and DBits became our wholly-owned subsidiaries. These acquisitions enabled us to expand our suite of e-messaging services. In August 1999, we acquired two additional e-messaging companies, Revnet Systems, Inc., also known as Revnet, and Decisive Technology Corporation, also known as Decisive, to further broaden our comprehensive suite of e-messaging solutions and our customer base. All of these acquisitions were accounted for as purchase transactions. A summary of these acquisitions follows:

         o EPub was a leading provider of outsourced e-mail message delivery services to businesses and organizations. On December 9, 1998, we acquired all of the common stock of Epub in exchange for 5,582,676 shares of our common stock and assumed all of its options and warrants in exchange for approximately 417,324 additional shares of our common stock.

         o DBits was a development stage company developing customer e-mail management systems and solutions. On December 11, 1998, we acquired all equity interests in Dbits in exchange for 1,305,320 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock.

         o Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability. Revnet also provided outsourced e-mail message delivery services. On August 9, 1999, we acquired all of the common stock of Revnet in exchange for 3,262,120 shares of our common stock and assumed all of its options and warrants in exchange for approximately 681,675 additional shares of our common stock.

         o Decisive was a leading provider of online customer intelligence solutions such as e-surveys. On August 16, 1999, we acquired all of the common stock of Decisive in exchange for 2,054,498 shares of our common stock and assumed all of its options and warrants in exchange for approximately 466,818 additional shares of our common stock.

SOURCES OF REVENUE AND REVENUE RECOGNITION

E-Messaging Solutions

         We derive revenue from outsourced e-messaging services and software products and related support services.

         o        Messaging and related services:

                  Revenue is recognized as earned in accordance with individual customer contracts which typically provide for monthly minimums and varying revenue on a per message basis, depending upon monthly message volumes and message complexity. Set-up fees are recognized over the life of the contract. We recognize revenue from survey service agreements on a percentage-of-completion basis and typically bill customers as services are provided. Accordingly, revenue recognized in advance of billing milestones is recorded as unbilled accounts receivable, and collections resulting from billing milestones achieved in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

         o        Software licenses and services:

                  We recognize software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." We recognize revenue on a software contract with a term of one-year or less over the life of the contract. Revenue on a multi-year contract is typically recognized upon delivery, unless extended payment terms exist. Substantially all of our customers that purchase our software products also enter into annual support and maintenance contracts. Revenue attributable to annual support and maintenance contracts is recognized ratably over the term of the respective agreements. Revenue on hosted software services is recognized as we provide services to the customer. Set-up fees on these services are recognized over the term of the contract.

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

         We have incurred net operating losses in each quarter since inception. As of December 31, 2000, we had an accumulated deficit of approximately $178.2 million. There can be no assurance that our future revenues will increase or not decrease. In addition, since we expect to introduce new functionality of our services and explore opportunities to merge with or acquire complementary businesses and technologies, we expect to continue to incur significant operating losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

         Prior to July 1998, we derived our revenue from our First Virtual Internet Payment System, or FVIPS, and related services. In August 1998, we phased out the operations of the FVIPS and launched our e-messaging services. In December 1998, we acquired DBits and EPub, and in August 1999, we acquired Revnet and Decisive. Revenue for the periods presented was earned as detailed in the table below (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999         1998
                                                ----------   ----------   ----------
Messaging and related services                  $   23,897   $    8,214   $      425
Software licenses and services                       9,751        1,807           --
First Virtual Internet Payment System                   --           --          863
                                                ----------   ----------   ----------
Total revenues                                  $   33,648   $   10,021   $    1,288
                                                ==========   ==========   ==========


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

         For the year ended December 31, 1999, revenues increased to approximately $10.0 million compared to approximately $1.3 million for the year ended December 31, 1998. This increase is primarily due to the change in our business strategy from an Internet payment system product to e-messaging and software products. In August 1998, we began our e-messaging services, which is now our primary business, and phased out our FVIPS operations. The increase in revenue also was due to increases in the number of customers using our services, increased e-messaging volume and an incremental increase in revenue as a result of the EPub, Revnet and Decisive acquisitions.

Cost of revenues

         The cost of revenues for e-messaging solutions consists of salaries, benefits, consulting fees and operational costs related to providing our outsourced services. Cost of revenues for software licenses consists of software packaging and distribution costs. The cost of revenues from FVIPS consisted of fees paid to third parties for processing transactions, costs of setting up new accounts and communication expenses related to providing services from the FVIPS. We have incurred cost of revenues from messaging services, software products and FVIPS, as detailed in the table below (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2000         1999          1998
                                                ----------   ----------   ----------
Messaging and related services                  $   15,375   $    4,353   $       30
Software licenses and services                       1,950          236           --
First Virtual Internet Payment System                   --           --           68
                                                ----------   ----------   ----------
Total cost of revenues                          $   17,325   $    4,589   $       98
                                                ==========   ==========   ==========


         For the year ended December 31, 2000, the cost of revenues increased to approximately $17.3 million compared to approximately $4.6 million for the year ended December 31, 1999. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volume and the incremental increase in cost of revenues as a result of the startup of MessageMedia Europe and the acquisitions of Decisive and Revnet.

         For the year ended December 31, 1999, the cost of revenues increased to approximately $4.6 million compared to approximately $98,000 for the year ended December 31, 1998. This increase is primarily attributable to increased headcount required to service our growing customer base, the related growth in the number of mailings and e-messaging volumes and the Decisive and Revnet acquisitions.

Marketing and sales expenses

         Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel and other marketing expenses, increased to approximately $21.5 million for the year ended December 31, 2000, compared to approximately $9.7 million for the year ended December 31, 1999. This increase is primarily due to growth in headcount in sales, customer services and marketing staff as a result of increased sales efforts related to our new e-messaging and e-intelligence solutions and an incremental increase in headcount from the Decisive and Revnet acquisitions and the startup of MessageMedia Europe. Additionally, advertising and promotional spending increased as a result of promoting our new services and products in both the United States and Europe.

         For the year ended December 31, 1999, marketing and sales expenses increased to approximately $9.7 million compared to approximately $1.9 million for the year ended December 31, 1998. This increase is primarily due to growth in domestic sales, customer services and marketing headcount, and increased advertising and promotional spending. Marketing and sales expense for the year ended December 31, 1999 includes a one-time charge of approximately $855,000 in compensation expense from acceleration of stock options. This compensation expense relates to an employment agreement with a former officer, which included an option vesting acceleration clause that was triggered upon the company obtaining certain sales contracts and/or certain sales levels.

Research, development and engineering expenses

         Research, development and engineering expenses, which include salaries, wages and consulting fees to support the development, enhancement and maintenance of our products and services, increased to approximately $6.2 million for the year ended December 31, 2000, compared to approximately $4.9 million for the year ended December 31, 1999. This increase is due to growth in headcount and related compensation expense associated with our ongoing research, development and engineering efforts.

         For the year ended December 31, 1999, research, development and engineering expenses increased to approximately $4.9 million, compared to approximately $4.8 million for the year ended December 31, 1998. This increase is due to growth in headcount and related compensation expense.

General and administrative expenses

         General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs and other expenses associated with the general management and administration of our company. General and administrative expenses increased to approximately $20.1 million for the year ended December 31, 2000 compared to $7.7 million for the year ended December 31, 1999. This increase is primarily due to increases in our administrative staff and related compensation expense as a result of our growth. These general and administrative expenses include facility costs of $3.0 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999. Additionally, there was an incremental increase in headcount and related expenses due to our acquisitions of Revnet and Decisive in August 1999 and the startup of MessageMedia Europe.

         General and administrative expenses increased to approximately $7.7 million for the year ended December 31, 1999 compared to $4.1 million for the year ended December 31, 1998. This increase is primarily due to growth in headcount and related compensation expense and the Revnet and Decisive acquisitions. These general and administrative expenses include facility costs of $1.2 million for the year ended December 31, 1999, compared to $1.3 million for the year ended December 31, 1998.

Depreciation and amortization

         Depreciation and amortization expenses increased to $55.5 million in 2000 from $28.9 million in 1999. Of this amount, $3.7 million was related to increased depreciation during 2000, and $23 million was due to a full year amortization of goodwill for acquisitions made in 1999.

         From 1998 to 1999, depreciation and amortization increased from $2.3 million to $28.9 million, principally as a result of amortization of goodwill on the acquisitions of Epub and Dbits in December 1998 and Revnet and Decisive in August 1999.

Restructuring charges

         In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of our decision to eliminate certain business development efforts, including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All of these product lines were discontinued and positions were eliminated during December 2000, although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as in our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $2.4 million for asset impairment, consisting of $1.2 million for leasehold improvements, $300,000 for furniture write-downs and $900,000 for software write-offs, and $2.0 million for facility costs, principally rent and real estate fees for subleasing the abandoned facilities.

         The restructuring reserve at December 31, 2000 was $4.2 million and the cash requirements are expected to be funded from operating cash flows. We do not anticipate any future expense increases as a result of the restructuring.

         In the first quarter of 1999, we recorded a charge of $1.0 million as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our e-messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, DBits and EPub included a company-wide staff reduction, which resulted in approximately $632,000 of employee severance pay and other related expenses and approximately $393,000 in moving expenses and costs related to closing the San Diego facility.

         In the second quarter of 1998,we recorded a restructuring charge of approximately $812,000 as a result of our decision to focus our efforts on the messaging platform, initiate efforts to cease operations of our FVIPS and better align our cost structure with expected revenue projections. The restructuring activity included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses and approximately $267,000 of expenses related to relocating our corporate office and termination fees for cancellation of certain contracts related to FVIPS.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had $15.8 million in cash and cash equivalents, including $4.5 million in restricted cash. Of the $15.8 million, $11.1 million was in the United States and $4.7 million was in MessageMedia Europe.

         On December 29, 2000, we received a $3.0 million bank loan from Wells Fargo, and on February 22, 2001, we raised $8.0 million in funding from a private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc., and REBAR, LLC. Historically, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries and other service expenses. During 2001, we have continued to focus on reducing expenses in order to reduce cash burn.

         The continuing weakness in the economy, which was further aggravated by the recent World Trade Center attacks, has resulted in a decline in our revenues as customers continue to reduce their marketing expenditures. Accordingly, we have reduced our revenues forecast for the fourth quarter of 2001. The decline in forecasted revenues is accompanied by reductions in forecasted expenses as we continue to manage spending. The result is a decline in forecasted cash balances for the remainder of 2001.

         We entered into an amended and restated merger agreement with DoubleClick Inc. The merger is expected to close in December 2001. If this merger does not occur, we plan to seek alternative sources of funding or another merger partner. In connection with the amended and restated merger agreement, DoubleClick agreed to lend us up to $1.5 million for operating requirements that arise in the ordinary course of business, subject to conditions set forth in a note purchase agreement and an escrow agreement. DoubleClick loaned us $1.0 million of this amount on October 29, 2001. The note purchase agreement, together with the escrow agreement, provides that, if the Securities and Exchange Commission, or the SEC, has not declared the registration statement on Form S-4 relating to the merger effective by November 12, 2001, and there are no outstanding comments from the SEC that relate to us at that time, and we certify that we are in compliance with all of our obligations under the amended and restated merger agreement, which shall not have been terminated, and the note purchase agreement as of November 12, 2001, DoubleClick will loan us an additional $500,000.

         We currently have a bank loan from Wells Fargo Equipment Finance, or Wells Fargo. A financial covenant of the loan agreement requires that we maintain an unrestricted cash balance of at least $2.0 million. We currently forecast that we will have sufficient unrestricted cash to prevent triggering Wells Fargo's right to require immediate repayment of the bank loan prior to the closing of the merger with DoubleClick. If the loan from DoubleClick becomes due and payable prior to December 1, 2001, however, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require repayment during December 2001. Additionally, if the merger is not consummated pursuant to the terms of the amended and restated merger agreement, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require its repayment during January 2002. If Wells Fargo exercises its right to require immediate repayment at any time, unless we have previously secured alternative sources of funding, we would have insufficient working capital to remain solvent.

         Net cash used in operating activities was approximately $31.5 million, $19.0 million and $11.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net operating cash flows for the year ended December 31, 2000 were primarily attributable to net losses, and increases in minority interest and accounts receivable, partially offset by non-cash charges for depreciation and amortization, and increases in the restructuring reserve, accounts payable, other accrued liabilities and the write-off of furniture, equipment and software. Net operating cash flows for the year ended December 31, 1999 resulted from net losses, an increase in accounts receivable and a decrease in other accrued liabilities, offset by depreciation and amortization and a decrease in accrued compensation. Net operating cash flows for the year ended December 31, 1998 were primarily due to net losses offset by depreciation and amortization.

         Net cash used in investing activities was approximately $16.3 million, $1.7 million and $422,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Investing activities related to additions to furniture, computer equipment and software. For the year ended December 31, 1999, asset additions were partially offset by cash acquired through the Revnet and Decisive acquisitions.

         Net cash provided by financing activities was approximately $21.5 million, $54.0 million and $10.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 2000 related primarily to proceeds from MessageMedia Europe, the exercise of stock options and proceeds from the Wells Fargo bank loan. The net cash flow from financing activities in 1999 primarily resulted from proceeds from issuance of common stock as a result of two separate private placements of equity in March 1999 and October 1999 and proceeds from the exercise of stock options. Net cash flow from financing activities in 1998 primarily was due to proceeds from issuing common stock in a private placement and borrowings from stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of United States interest rates and, as of December 31, 2000, to European interest rates. Because all of our investments are short-term investments with maturities of less than three months, however, we have concluded that there is no material interest rate risk exposure for these investments. We also face interest rate risk because we have fixed rate debt. As of December 31, 2000, we also faced exposure to movements in foreign currency exchange rates because we had foreign currency denominated debt.

         Below, we have summarized information on our foreign currency denominated debt, which is sensitive to foreign currency exchange rates. This summary presents, as of December 31, 2000, principal cash flows, related weighted-average interest rates by expected maturity dates and applicable average forward foreign currency exchange rates.


                             BALANCE SHEET EXPOSURE
            OPERATIONS WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
      AVERAGE FORWARD FOREIGN CURRENCY EXCHANGE RATE (USD/FOREIGN CURRENCY)


                                                                                            FAIR VALUE
                                                                                           DECEMBER 31,
                                                                  2001         TOTAL          2000
                                                               ----------    ----------    ----------
                                                                       (DOLLARS IN MILLIONS)
LONG-TERM DEBT DENOMINATED IN FOREIGN CURRENCIES:
Euros
Fixed rate .................................................   $      7.7    $      7.7    $      7.7
Average interest rate ......................................            8%            8%           --
Average forward foreign currency exchange rate .............          .95           .95            --

         Below is summarized, as of December 31, 2000, information on MessageMedia's fixed rate debt, which is sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE

                                                                                                                FAIR VALUE
                                                                                                               DECEMBER 31,
                                                             2001          2002          2003         TOTAL         2000
                                                                                 (DOLLARS IN MILLIONS)
LONG-TERM DEBT, INCLUDING CURRENT PORTION
Fixed rate ............................................   $      8.5    $      1.0    $      1.0    $     10.5   $     10.5
Average interest rate .................................          8.5%        13.28%        13.28%           --           --


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The information required by this item concerning our directors is incorporated by reference from the section entitled "Election of Directors" in our Proxy Statement filed with the Securities and Exchange Commission on April 19, 2001 with respect to our 2000 Annual Meeting of Stockholders held on May 16, 2001 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

         The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Report on Form 10-K/A.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required by this item concerning our directors is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS                                              PAGE
                                                                                                  -----
Report of Ernst & Young LLP, Independent Auditors                                                    22
Consolidated Balance Sheets as of December 31, 2000 and 1999                                         23
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998           24
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the
   years ended December 31, 2000, 1999 and 1998                                                      25
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998           26
Notes to Financial Statements                                                                        27

(a)(2) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                                      40

(a)(3) INDEX TO EXHIBITS


Number                              Exhibit Title


2.1.1** Agreement and Plan of Merger and Reorganization dated July 22, 1999 among the Registrant, Revnet Systems Inc. and MM1 Acquisition Corporation

2.1.2** Agreement and Plan of Merger and Reorganization dated July 22, 1999 among the Registrant, Decisive Technology Corporation and MM2 Acquisition Corporation

3.1*           Amended and Restated Certificate of Incorporation of the Company

3.2*           Bylaws of the Company

10.1* Form of Indemnification Agreement entered into between Company and its officers and directors.

10.2*          The Company's 1994 Incentive and Non-Statutory Stock Option Plan

10.3**         The Company's 1995 Stock Plan

10.4**         The Company's 1999 Stock Plan

10.5**         The Company's Employee Stock Purchase Plan

10.6* Amended and Restated Shareholder Rights Agreement dated August 26, 1996 between the Company and First Data Corporation

10.7**         David Ehrenthal Employment Agreement

10.8**         A. Laurence Jones Employment Agreement

10.9**         Mary Beth Loesch Employment Agreement

10.10**        Elizabeth Wallace Employment Agreement

10.11**        Sue Morse Employment Agreement

10.12**        Stuart Obermann Employment Agreement

10.13**        Randy Bachmeyer Employment Agreement

10.14**        Kelly Wood Employment Agreement

10.15**        Denis Cagan Separation Agreement

23.1           Consent of Ernst & Young, LLP, Independent Auditors

24             Power of Attorney

 * Previously filed as exhibits to our Registration Statement on Form S-1 (SEC File # 333-14573).

** Previously filed as exhibits to our Form 10-K for the fiscal year ended
   December 31, 2001, filed on March 27, 2001.

(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on MessageMedia, Inc.'s behalf by the undersigned, thereunto duly authorized.


                                MESSAGEMEDIA, INC.

                                BY:      /s/ A. Laurence Jones
                                   ---------------------------------------------

                                   A. Laurence Jones
                                   President and Chief Executive Officer




Dated: November 8, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on our behalf and in the capacities indicated.


Signature                                   Title                                                Date
---------                                   -----                                                ----
   /s/ A. Laurence Jones            President, Chief Executive Officer and Director     November 8, 2001
---------------------------         (Principal Executive Officer)
      A. Laurence Jones


  /s/ William Buchholz              Senior Vice President, Finance and Administration,  November 8, 2001
---------------------------         Chief Financial Officer and Secretary
      William Buchholz              (Principal Financial and Accounting Officer)


         *                          Director                                            November 8, 2001
---------------------------
      Bradley A. Feld

         *                          Director                                            November 8, 2001
---------------------------
      Gerald A. Poch

         *                          Director                                            November 8, 2001
---------------------------
      Dennis J. Cagan

         *                          Director                                            November 8, 2001
---------------------------
     R. Terry Duryea

                                    Director
---------------------------
     Howard S. Diamond


*    By:   /s/ A. Laurence Jones
         -----------------------------------
         A. Laurence Jones,
         Attorney-in-Fact

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

         The accompanying financial statements have been prepared assuming that MessageMedia will continue as a going concern. As more fully described in Note 1, MessageMedia has incurred recurring operating losses and negative cash flows and has a substantial need for additional funding to support its operations. These conditions raise substantial doubt about MessageMedia's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                /s/ ERNST & YOUNG LLP
Denver, Colorado
February 15, 2001,
except for Note 14 as to which the date is
February 23, 2001,
and except for the third and fourth paragraphs of Note 1
as to which the date is
September 28, 2001

                               MESSAGEMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                          2000           1999
                                                                       -----------    -----------
                                             ASSETS
Current assets:
    Cash and cash equivalents ......................................   $    11,273    $    37,920
    Restricted cash ................................................         4,549             --
    Accounts receivable, net .......................................         7,909          4,278
    Prepaid expenses and other .....................................         2,750            749
                                                                       -----------    -----------
       Total current assets ........................................        26,481         42,947
Furniture, equipment and software, net .............................        15,050          4,728
Goodwill, net ......................................................        24,100         75,162
Deposits and other .................................................           624            354
                                                                       -----------    -----------
       Total assets ................................................   $    66,255    $   123,191
                                                                       ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................   $     6,156    $     2,482
    Accrued compensation and related liabilities ...................         1,859          1,912
    Deferred revenue ...............................................         1,822            324
    Note payable and capital lease obligations, current portion ....         1,591             25
    Payable to joint venture partner ...............................         9,094             --
    Restructuring reserve ..........................................         4,163             65
    Other accrued liabilities ......................................         3,687            957
                                                                       -----------    -----------
       Total current liabilities ...................................        28,372          5,765

Note payable and capital lease obligations, long term ..............         2,123             36

Minority interest ..................................................         2,146             --

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none outstanding
     on December 31, 2000 and 1999, respectively ...................            --             --

Common stock, $0.001 par value; 100,000,000 shares
       authorized, 56,708,086 and 54,920,498 shares issued and
       outstanding on December 31, 2000 and 1999, respectively .....            57             55
    Additional paid-in capital .....................................       212,031        208,343
    Warrants .......................................................           321            321
    Accumulated other comprehensive income .........................          (296)            --
    Deferred compensation ..........................................          (348)        (1,332)
    Accumulated deficit ............................................      (178,151)       (89,997)
                                                                       -----------    -----------
       Total stockholders' equity ..................................        33,614        117,390
                                                                       -----------    -----------
          Total liabilities and stockholders' equity ...............   $    66,255    $   123,191
                                                                       ===========    ===========



                             See accompanying notes.

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              2000             1999              1998
                                                          -------------    -------------    -------------
Revenues ..............................................   $      33,648    $      10,021    $       1,288
Costs and operating expenses:
    Cost of revenues ..................................          17,325            4,589               98
    Marketing and sales ...............................          21,526            9,704            1,935
    Research, development and engineering .............           6,234            4,936            4,828
    General and administrative ........................          20,083            7,678            4,095
    Restructuring expenses ............................           7,009            1,025              812
    Write-off of in-process technology ................              --               --            1,300
    Depreciation expense ..............................           5,022            1,358            1,148
    Amortization expense ..............................          50,497           27,565            1,038
                                                          -------------    -------------    -------------
Total costs and operating expenses ....................         127,696           56,855           15,254
                                                          -------------    -------------    -------------
Loss from operations ..................................         (94,048)         (46,834)         (13,966)
Interest income .......................................           1,522              654              218
Interest expense ......................................            (433)             (89)             (84)
Other expense .........................................            (112)              --               --
                                                          -------------    -------------    -------------
Net loss before minority interest and
   cumulative effect of accounting change .............         (93,071)         (46,269)         (13,832)

Minority interest .....................................          (5,109)              --               --
                                                          -------------    -------------    -------------
Net loss before cumulative effect of change
   in accounting principle ............................         (87,962)         (46,269)         (13,832)

Cumulative effect of change in
   accounting principle ...............................            (192)              --               --
                                                          -------------    -------------    -------------
Net loss ..............................................         (88,154)         (46,269)         (13,832)
Dividends imputed on preferred stock ..................              --               --           (1,233)
                                                          -------------    -------------    -------------
Net loss applicable to common shares ..................   $     (88,154)   $     (46,269)   $     (15,065)
                                                          =============    =============    =============
Net loss per share, basic and diluted .................   $       (1.57)   $       (1.00)   $       (0.68)


Pro forma net loss assuming the
   accounting change is applied retroactively .........   $     (87,962)   $     (46,436)   $     (15,090)

Pro forma net loss per share ..........................   $       (1.57)   $       (1.00)   $       (0.68)

Shares used in per share computation,
    basic and diluted .................................      56,080,224       46,367,195       22,304,902



                             See accompanying notes.

                               MESSAGEMEDIA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                 PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                              ----------------------     -----------------------     PAID-IN-
                                              SHARES          AMOUNT     SHARES           AMOUNT     CAPITAL       WARRANTS
                                              ------          ------     ------           ------    ----------     --------
Balance at December 31, 1997 ..........          250             1     8,903,855             9       26,300         3,017
Issuance of stock dividends to
 Series A preferred stockholders ......           --            --       108,125            --          153            --
Issuance of common stock for the
 exercise of warrants .................           --            --       947,495             1        1,604        (1,501)
Issuance of common stock for
 exercise of stock options ............           --            --       659,637             1          271            --
Conversion of Series A preferred
 stock ................................         (250)           (1)    1,752,141             2          473            --
Issuance of common stock for
 services rendered ....................           --            --        59,009            --           87            --
Charge associated with extending
 option terms .........................           --            --            --            --          406            --
Deferred compensation and related
 amortization .........................           --            --            --            --          166            --
Common stock issued to SOFTBANK
 and affiliates .......................           --            --    20,784,883            21       15,338            --
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by SOFTBANK ....           --            --            --            --          938            --
Employee stock purchase plan ..........           --            --        17,907            --           44            --
Common stock issued for EPub
 acquisition ..........................           --            --     5,582,676             5       20,258            --
Common stock and warrants issued
 for DBits acquisition ................           --            --     1,305,320             1        4,926           350
Net loss ..............................           --            --            --            --           --            --
                                               -----         -----   -----------         -----     --------         -----
Balance at December 31, 1998 ..........           --            --    40,121,048            40       70,964         1,866
                                               =====         =====   ===========         =====     ========         =====
Issuance of common stock for
 exercise of stock options ............           --            --     1,700,049             2        3,287            --
Issuance of common stock for
 exercise of warrants .................           --            --     1,280,074             1        2,582        (1,545)
Deferred compensation and related
 amortization .........................           --            --            --            --           29            --
Acceleration of stock options .........           --            --            --            --          916            --
Common stock issued for Revnet
 Acquisition ..........................           --            --     3,262,120             3       41,032            --
Common stock issued for Decisive
 Acquisition ..........................           --            --     2,054,498             2       39,159            --
Common stock issued for Private
 Offerings ............................           --            --     6,448,066             7       49,956            --
Employee stock purchase plan ..........           --            --        47,348            --          272            --
Issuance of common stock for
 forgiveness of stockholder debt ......           --            --         7,295            --          146            --
Net loss ..............................           --            --            --            --           --            --
                                               -----         -----   -----------         -----     --------         -----
Balance at December 31, 1999 ..........           --            --    54,920,498            55      208,343           321
                                               =====         =====   ===========         =====     ========         =====
Issuance of common stock for
 exercise of stock options ............           --            --     1,444,963             2        4,160            --
Deferred compensation and related
 amortization .........................           --            --            --            --         (304)           --
Costs associated with 1999 private
 offering .............................           --            --            --            --          (35)           --
Issuance of common stock for
 employee compensation ................           --            --       200,000            --           87            --
Decisive acquisition working
 capital adjustment ...................           --            --       (35,289)           --         (565)           --
Adjustment to shares issued ...........           --            --         8,248            --           --            --
Employee stock purchase plan ..........           --            --       169,666            --          345            --
Accumulated other comprehensive
 income - cumulative translation
 adjustment ...........................           --            --            --            --           --            --
Net loss ..............................           --            --            --            --           --            --
                                               -----         -----   -----------         -----     --------         -----
Balance at December 31, 2000 ..........           --            --    56,708,086            57      212,031           321
                                               =====         =====   ===========         =====     ========         =====


                                                                                ACCUMULATED
                                                                                   OTHER          TOTAL
                                                 DEFERRED       ACCUMULATED    COMPREHENSIVE  STOCKHOLDERS'
                                               COMPENSATION       DEFICIT          INCOME        EQUITY
                                               ------------     -----------    -------------  ------------
Balance at December 31, 1997 .............        (155)          (29,743)           --          (572)
Issuance of stock dividends to
 Series A preferred stockholders .........          --              (153)           --            --
Issuance of common stock for the
 exercise of warrants ....................          --                --            --           104
Issuance of common stock for
 exercise of stock options ...............          --                --            --           272
Conversion of Series A preferred
 stock ...................................          --                --            --           475
Issuance of common stock for
 services rendered .......................          --                --            --            87
Charge associated with extending
 option terms ............................          --                --            --           406
Deferred compensation and related
 amortization ............................         119                --            --           285
Common stock issued to SOFTBANK
 and affiliates...........................          --                --            --        15,359
Dividend imputed on Series A
 convertible preferred stock,
 cancelled upon buyout of Series A
 convertible preferred by SOFTBANK .......          --                --            --           938
Employee stock purchase plan .............          --                --            --            44
Common stock issued for EPub
 acquisition .............................        (583)               --            --        19,680
Common stock and warrants issued
 for DBits acquisition ...................         (39)               --            --         5,238
Net loss .................................          --           (13,832)           --       (13,832)
                                                ------         ---------         -----      --------
Balance at December 31, 1998 .............        (658)          (43,728)           --        28,484
                                                ======         =========         ======     ========
Issuance of common stock for
 exercise of stock options ...............          --                --            --         3,289
Issuance of common stock for
 exercise of warrants ....................          --                --            --         1,038
Deferred compensation and related
 amortization ............................        (674)               --            --          (645)
Acceleration of stock options ............          --                --            --           916
Common stock issued for Revnet
 Acquisition .............................          --                --            --        41,035
Common stock issued for Decisive
 Acquisition .............................          --                --            --        39,161
Common stock issued for Private
 Offerings ...............................          --                --            --        49,963
Employee stock purchase plan .............          --                --            --           272

Issuance of common stock for
 forgiveness of stockholder debt .........          --                --            --           146
Net loss .................................          --           (46,269)           --       (46,269)
                                                ------         ---------         -----      --------
Balance at December 31, 1999 .............      (1,332)          (89,997)           --       117,390
                                                ======         =========         ======     ========
Issuance of common stock for
 exercise of stock options ...............          --                --            --         4,162
Deferred compensation and related
 amortization ............................         984                --            --           680
Costs associated with 1999 private
 offering ................................          --                --            --           (35)
Issuance of common stock for
 employee compensation ...................          --                --            --            87
Decisive acquisition working
 capital adjustment ......................          --                --            --          (565)
Adjustment to shares issued ..............          --                --            --            --
Employee stock purchase plan .............          --                --            --           345
Accumulated other comprehensive
 income - cumulative translation
 adjustment ..............................          --                --          (296)         (296)
Net loss .................................          --           (88,154)           --       (88,154)
                                                ------         ---------         -----      --------
Balance at December 31, 2000 .............        (348)         (178,151)         (296)       33,614
                                                ======         =========         ======     ========

                               MESSAGEMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            --------    --------    ---------
OPERATING ACTIVITIES
Net loss ................................................   $(88,154)   $(46,269)   $(13,832)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization .......................     55,589      28,923       2,186
    Minority interest ...................................     (5,109)         --          --
    Exchange (gain)/loss ................................          8          --          --
    In-process technology charge ........................         --          --       1,300
    Write-off of impaired assets ........................      2,382          --          --
    Restricted cash .....................................     (4,549)         --          --
    Loss on disposal of assets ..........................         --          --          34
    Common stock issued for services ....................         87          --          87
    Compensation expense for stock options ..............        680       1,347         691
    Changes in operating assets and liabilities:
      Accounts receivable ...............................     (3,616)     (3,145)       (133)
      Prepaid expenses and other ........................     (1,982)       (317)         23
      Deposits and other ................................       (269)       (267)        116
      Accounts payable ..................................      3,652         385        (372)
      Accounts payable to related party .................      1,514          --          --
      Accrued compensation and related liabilities ......        (54)      1,477        (262)
      Deferred revenue ..................................      1,494         (51)       (538)
      Accrued interest ..................................         --         (15)       (275)
      Amount due to stockholders ........................         --          --         (97)
      Restructuring reserve .............................      4,155          --          --
      Other accrued liabilities .........................      2,646      (1,076)       (833)
                                                            --------    --------    --------
Net cash flows used in operating activities .............    (31,526)    (19,008)    (11,905)
INVESTING ACTIVITIES
Additions to furniture, equipment and software ..........    (16,309)     (3,775)       (436)
Proceeds from sales of fixed assets .....................         --          --          14
Cash and cash equivalents acquired with acquisitions ....         --       2,054          --
                                                            --------    --------    --------
Net cash flows used in investing activities .............    (16,309)     (1,721)       (422)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance
   costs ................................................        310      50,235       8,908
Proceeds from issuance/extension of warrants ............         --       1,038         104
Proceeds from borrowings from stockholders and bank .....      3,004          --       1,412
Proceeds from exercise of stock options .................      4,162       3,289         271
Contribution from minority interest holder ..............      7,255          --          --
Proceeds from related party loan ........................      7,552          --          --
Repayment of amount due to stockholders .................         --        (395)         --
Repayment of loan from Bank .............................       (101)        (92)         --
Repayment of capital lease obligations ..................       (640)        (85)        (40)
                                                            --------    --------    --------
Net cash flows provided by financing activities .........     21,542      53,990      10,655
                                                            --------    --------    --------
Effect of exchange rate changes on cash .................       (354)         --          --
Net increase/(decrease) in cash and cash equivalents ....    (26,647)     33,261      (1,672)
Cash and cash equivalents at the beginning of year ......     37,920       4,659       6,331
                                                            --------    --------    --------
Cash and cash equivalents at the end of year ............   $ 11,273    $ 37,920    $  4,659
                                                            ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid ......................................   $    433    $     89    $     84
                                                            ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Capital lease entered into ..............................   $  1,390    $     --    $     --
                                                            ========    ========    ========
Issuance of common stock for forgiveness of stockholder
   debt .................................................   $     --    $    146    $  1,534
                                                            ========    ========    ========
Conversion of Series A redeemable convertible preferred
   stock ................................................   $     --    $     --    $  3,234
                                                            ========    ========    ========
Issuance of common stock for forgiveness of SOFTBANK
   loan .................................................   $     --    $     --    $  1,412
                                                            ========    ========    ========


                             See accompanying notes.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business activity

     We are a leading provider of permission-based, comprehensive e-messaging solutions. Our services utilize the medium of e-mail to develop and foster permission-based relationships with customers. Our suite of services and products enables businesses to use e-messaging as strategic tools to increase sales, improve customer communication and develop long-term customer loyalty. Our e-messaging solutions, available either on an outsourced-subscription basis or using in-house, packaged software, allow businesses to establish and enhance two-way customer dialogue across the extended enterprise, from marketing to sales to customer service.

     The accompanying financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses and have a deficiency in working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure including rent, salaries and other service expenses related to our e-services division. In addition, in early 2001 we completed a private placement for net proceeds to us of $7.7 million. There can be no assurance that the restructuring of our organization will achieve the desired results or that revenues will increase to the level necessary to generate positive cash flow from operations.

     The continuing weakness in the economy, which was further aggravated by the recent World Trade Center attacks, has resulted in a decline in revenues as customers continue to reduce their marketing expenditures. Accordingly, we have reduced our revenues forecast for the third and fourth quarters of 2001. The decline in forecasted revenues is accompanied by reductions in forecasted expenses as we continue to manage spending. The result is a decline in forecasted cash balances for the remainder of 2001.

     We entered into a merger agreement with DoubleClick Inc. The merger is expected to close in the fourth quarter of 2001. If this merger does not occur, we plan to seek alternative sources of funding or another merger partner. Additionally, if this merger does not occur, we currently forecast that we will not have sufficient unrestricted cash throughout November 2001 to satisfy the terms of our $3.0 million bank loan from Wells Fargo. Specifically, a financial covenant of the loan agreement requires that we maintain an unrestricted cash balance of at least $2.0 million. A breach of this covenant would constitute a default under the loan and entitle Wells Fargo to require its immediate repayment. If Wells Fargo exercises this right, unless we could secure alternative sources of funding, we would have insufficient working capital to maintain our operations through December 31, 2001.

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

     On December 9, 1998, we changed our name to MessageMedia and our NASDAQ National Market symbol to "MAIL" and amended the Certificate of Incorporation to increase the number of our authorized shares of our common stock from 40,000,000 to 100,000,000. On March 30, 1999, we changed our NASDAQ symbol to "MESG."

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

     On October 21, 22 and 25, 1999, in three separate closings, we completed a private placement of 4,095,124 shares of our common stock for net proceeds of $40,060,984.

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

Net Loss Per Share

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods, have been represented, and where appropriate, restated to conform to the SFAS 128 requirements. Due to the antidilutive effect, options and warrants were not included in the calculation of diluted earnings per share.

     The antidilutive securities consist of the following:

                                                                      DECEMBER 31,
                                                      ----------------------------------------
                                                         2000           1999          1998
                                                      -----------   -----------   ------------
    Options .......................................   $10,916,913   $ 9,458,602   $ 4,124,787
    Warrants ......................................       505,660       505,660     1,776,073
            Total antidilutive securities .........   $11,422,573   $ 9,964,262   $ 5,900,860

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. We do not currently hold any derivative instruments nor do we engage in hedging activities. We adopted this accounting standard as required effective January 1, 2001, and it did not have a material impact on our consolidated financial position.


2. BALANCE SHEET DETAILS (IN THOUSANDS)

     Accounts receivable, net consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    ---------
Trade accounts receivable .....................   $ 8,560    $ 4,546
Other receivables .............................       491        304
Less allowance for bad debt ...................    (1,142)      (572)
                                                  -------    -------
                                                  $ 7,909    $ 4,278
                                                  =======    =======

     Furniture, equipment and software consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    ---------
Equipment .....................................   $ 14,408    $  5,689
Software ......................................      5,129       2,122
Furniture .....................................      2,679         224
Leasehold improvements ........................      1,118          --
Less accumulated depreciation .................     (8,284)     (3,307)
                                                  --------    --------
                                                  $ 15,050    $  4,728
                                                  ========    ========

     Intangible assets consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    ---------
Developed technology-EPub .....................   $    900    $    900
Goodwill-Epub .................................     18,200      18,200
Goodwill-Dbits ................................      5,833       5,833
Goodwill-Revnet ...............................     39,405      39,405
Goodwill-Decisive .............................     38,863      39,428
Less accumulated amortization .................    (79,101)    (28,604)
                                                  --------    --------
                                                  $ 24,100    $ 75,162
                                                  ========    ========

     Current portion of debt and capital lease obligations consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    ---------
    Note payable to bank ......................   $  872      $   --
    Obligation under capital leases ...........      719          25
                                                  ------      ------
                                                  $1,591      $   25
                                                  ======      ======

     Long-term portion of debt and capital lease obligations consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    ---------
Note payable to bank ..........................   $2,031      $   --
Obligation under capital leases ...............       92          36
                                                  ------      ------
                                                  $2,123      $   36
                                                  ======      ======

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

4. BUSINESS SEGMENTS

     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. Under this definition, beginning in the third quarter of 2000, we have operated under two segments: messaging and related services, and software licenses and services. The factors used by management to identify reportable segments are differences in products and services and the management organization. Services included in the messaging and related services segment are principally outsourced e-mail communication and campaign management in a full service bureau model. Products and services included in the software licenses and services segment include a software product that is sold as both boxed software or as a hosted service. Separate financial information by segment for total assets is not available and is not evaluated by the chief operating decision makers of MessageMedia. We do not have intersegment revenue, and the chief decision makers of MessageMedia evaluate segment performance based on revenue.

The revenue by segment is as follows (in thousands):

                                                            DECEMBER 31,
                                                    -----------------------------
                                                      2000      1999       1998
                                                    --------   -------   --------
   Revenues:
    Messaging and related services ...............   $23,897   $ 8,214   $   425
    Software licenses and services ...............     9,751     1,807        --
    First Virtual Internet Payment System ........        --        --       863
                                                     -------   -------   -------
   Total revenues ................................   $33,648   $10,021   $ 1,288
                                                     =======   =======   =======

5.  JOINT VENTURE

     On March 13, 2000, we entered into an agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp., to create MessageMedia Europe B.V., a joint venture between MessageMedia and @viso. Under terms of the joint venture agreement, MessageMedia owns 51% and @viso owns 49% of the joint venture. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter. MessageMedia Europe B.V. is consolidated into our financial statements. As part of this agreement, we entered into a loan agreement to borrow 8.124 million Euros from @viso, which we then immediately contributed to MessageMedia Europe B.V. The note has an annual interest rate of 8%. The note and accumulated interest are due in one lump sum on June 15, 2001. At December 31, 2000, the balance payable to @viso was comprised of principal due on this loan of $7.6 million and interest payable of $0.4 million, with the remainder being trade accounts payable due to @viso. For the year ended December 31, 2000, MessageMedia Europe B.V. recorded revenues of approximately $932,000 and a loss after minority interest of approximately $4.7 million. The December 31, 2000 consolidated balance sheet includes total assets of $3.5 million for MessageMedia Europe B.V.

6. NOTES PAYABLE

     In connection with our acquisition of EPub in December 1998, we assumed a note owed to a bank with an interest rate of the bank's prime rate plus 1%, and monthly principal payments of $6,250, due through the note's maturity date of June 2000. The note was secured by our business assets. As of December 31, 1999, the note has been paid in full. In connection with the note, detachable warrants were issued by EPub. (See Note 8.)

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

7. COMMITMENTS

Leases

     We lease our office facilities and some of our office and computer equipment under non-cancelable operating lease agreements. The facility leases require us to pay standard common area maintenance fees and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $2.8 million, $885,000 and $636,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     We acquired capital lease obligations relating to office and computer equipment when we acquired Decisive in August 1999 and entered into additional capital leases during the year 2000. Cost and accumulated depreciation of equipment under capital leases were $1.5 million and $233,000, respectively at December 31, 2000.

     Annual future minimum lease payments for operating and capital leases as of December 31, 2000, are as follows (in thousands):

                                                              OPERATING LEASES        CAPITAL LEASES
                                                              ----------------        --------------
     2001 .....................................................    4,785                   770
     2002 .....................................................    4,629                    99
     2003 .....................................................    4,498                    12
     2004 .....................................................    4,495                    --
     2005 .....................................................    3,357                    --
     Thereafter ...............................................   10,229                    --
                                                                  ------                ------
Total minimum lease payments ..................................   31,993                   881
                                                                  ======                ------
Less amount representing interest .............................                            (70)
                                                                                        ------
Present value of future minimum lease payments ................                            811
Less current portion ..........................................                           (719)
                                                                                        ------
Long-term portion of obligations under capital leases .........                             92
                                                                                        ======

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

     The Series A redeemable convertible preferred stock was redeemable for cash if a holder proposed to convert its shares at a conversion price below $4.00 and carried an annual dividend of 7% payable quarterly, in cash or shares of common stock. The Series A preferred stockholders converted 345 shares into common stock during 1998.

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

Warrants

     In connection with the sale of Series B preferred stock in December 1995 to a financial institution, we issued warrants to purchase shares of Series A and Series B preferred stock. In April 1996, the Series B preferred stockholder partially exercised its warrant by purchasing 465,000 shares of Series B preferred stock at $3.189 per share. As of December 31, 2000, no warrants to purchase shares of Series A or Series B preferred stock remained outstanding. In addition, the Series B preferred stockholder paid us $3,017,115 for warrants to purchase 852,272 shares of Series A preferred stock and 475,734 shares of Series B preferred stock at $0.01 per share. In March 1998, the Series B stockholder exercised its warrant to purchase 852,272 shares of Series A preferred stock, which was immediately converted into shares of our common stock. In December 1999, the warrant for 475,734 series B preferred shares was exercised, and immediately converted into common stock.

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

     Under a consulting agreement, dated September 8, 1997, a warrant to purchase 65,000 shares of common stock at $5.63 per share was granted to a third party as payment for consulting services rendered. Under the terms of the September 8, 1997 warrant agreement, 20,000 shares became exercisable upon completion (as defined in the agreement) with the remaining 45,000 shares to be exercisable when the third party delivers two catalog merchants to us who execute agreements with us in regards to either licensing of VirtualPINS or interactive messaging services. These warrants expire on December 30, 2002. On September 29, 1997, the warrant to purchase 20,000 shares of our common stock became exercisable and accordingly, we estimated the fair value of the warrant using the Black-Scholes option pricing model. However, no value was allocated to the warrant as the estimated fair value was nominal. This warrant expires on December 30, 2002. In June 1998, the warrant to purchase 45,000 shares of our common stock expired as the incentive terms of this portion of the agreement were not met. On March 3, 1999, an additional warrant for 10,000 common shares at $5.63 was granted to the third party and are exercisable through December 2002. We estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.86%, volatility factor of 1.25, dividend yield of 0% and a weighted average expected life of four years. However, no value was allocated to the warrants as the estimated fair value was nominal.

     In connection with the sale of Series A redeemable convertible preferred stock in October 1997, warrants to purchase up to 850,000 shares of common stock at $5.75 per share were issued to the Series A preferred stockholders. These warrants will expire on October 15, 2001. In June 1998, the original Series A preferred stockholders were granted a reduction in the exercise price of these warrants from $5.75 per share to $1.00 per share. The fair value of these revised warrants is $1,080,000 and has been reflected as a dividend to the Series A preferred stockholders. The fair value of these warrants was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, volatility factor of 0.75, dividend yield of 0% and a weighted average expected life of 3 years. Such warrants carry restrictions as to their exercisability. As of December 31, 2000, all of these warrants, with the exception of 17,000, have been exercised.

     In connection with our acquisition of EPub in December 1998, we assumed a warrant issued to a financial institution which was convertible into 25,564 shares of our common stock at an exercise price of $0.40 per share. This warrant was exercised in February 1999.

     In connection with our acquisition of DBits in December 1998, we issued warrants to purchase an aggregate of 500,000 shares of our common stock, of which 250,000 may be exercised for $6.00 per share and 250,000 may be exercised for $8.00 per share. These warrants are exercisable immediately with the $6.00 warrants expiring on May 11, 2001 and the $8.00 warrants expiring on May 11, 2002. We estimated the fair value of these warrants to be $350,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, volatility factor of 0.75, dividend yield of 0% and a weighted average expected life of 1.5-2.0 years. 40,340 of the warrants were exercised on April 5, 1999, and 1,000 of the warrants were exercised on June 23, 1999.

Stock Option Plan

     Our 1994 Incentive and Non-Statutory Stock Option Plan (1994 Plan), under which options to purchase 482,300 shares of common stock were granted, was replaced with the 1995 Stock Plan (1995 Plan). Under the 1995 Plan, we are authorized to issue up to 9,000,000 common shares to officers, employees, directors and consultants who provide services to us. In 1999, we authorized the 1999 Non-Officer Stock Option Plan (1999 Plan) was authorized under which we can issue up to 3,000,000 common shares to officers and employees. Options granted under the 1995 and 1999 Plans generally vest over four years and are exercisable for a period of up to ten years from the date of grant. Incentive and non-qualified stock options are granted at prices that approximate the fair value of the shares at the date of grant as determined by the board of directors. The following table summarizes stock option activity:



                                                                     WEIGHTED AVERAGE
                                                    SHARES            EXERCISE PRICE
                                                   ---------         ----------------
Balance at December 31, 1997 .................     3,268,093            $4.80
     Options granted .........................     4,145,919             1.87
     Options assumed in acquisitions .........       391,760             0.02
     Options exercised .......................      (659,637)            0.41
     Options canceled ........................    (2,021,348)            4.48
                                                  ----------

Balance at December 31, 1998 .................     5,124,787            $2.85
     Options granted .........................     6,329,644             9.86
     Options assumed in acquisitions .........     1,148,493             1.90
     Options exercised .......................    (1,700,049)            1.96
     Options canceled ........................    (1,444,273)            5.11
                                                  ----------

Balance at December 31, 1999 .................     9,458,602            $7.17
     Options granted .........................     6,029,887             2.80
     Options exercised .......................    (1,444,963)            2.88
     Options canceled ........................    (3,126,613)            8.54
                                                  ----------

Balance at December 31, 2000 .................    10,916,913            $4.22
                                                  ==========           ======

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

     Exercise prices and weighted average remaining contractual life for all options outstanding as of December 31, 2000 are as follows:


                 OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-------------------------------------------------------          ----------------------------------------------------
                                           WEIGHTED
                                            AVERAGE                                                       WEIGHTED
                                           REMAINING                WEIGHTED                              AVERAGE
RANGE OF EXERCISE         NUMBER          CONTRACTUAL                AVERAGE             NUMBER           EXERCISE
      PRICE             OUTSTANDING          LIFE                 EXERCISE PRICE       EXERCISABLE         PRICE
-----------------    -------------------- -------------          ------------------ ------------------ --------------
  $ 0.01 -  0.32           49,466            7.17                    $ 0.06               10,993           $ 0.05
  $ 0.33 -  0.99        3,911,191            8.86                    $ 0.52              498,596           $ 0.90
  $ 1.00 -  5.00        1,963,372            8.67                    $ 3.72              337,772           $ 2.70
  $ 5.01 - 10.00        2,841,404            7.63                    $ 6.39            1,629,136           $ 6.47
  $10.01 - 15.00        2,021,938            8.55                    $11.85              782,738           $11.70
  $15.01 - 20.00          129,542            8.80                    $17.16               43,665           $17.05
                      -----------                                                     ----------
                       10,916,913                                                      3,302,900
                      ===========                                                     ==========

     Prior to the EPub and Revnet acquisitions, these companies had granted unvested options to some of their key employees at a per share value below the then current fair market value of such shares. As a result, when we acquired EPub and Revnet, we recorded deferred compensation expense for the difference between the exercise price and the fair value of our common stock for these unvested options. Deferred compensation expense amounted to $285,000, $431,000, and $680,000 for the years ended December 31, 1998, 1999, and 2000.

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

                                                               DECEMBER 31,
                                                 ------------------------------------------
                                                     2000           1999          1998
                                                 ------------   -------------  ------------
Pro forma net loss applicable to
common shares ................................   $  (100,249)   $   (59,179)   $   (16,513)
Pro forma net loss per common share,
basic and diluted ............................   $     (1.79)   $     (1.28)   $     (0.74)

Employee Stock Purchase Plan

     In 1996, we adopted an Employee Stock Purchase Plan (the "ESPP"), whereby employees, at their option, can purchase shares of our common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of each ESPP offering period or the end of each period. The ESPP has been designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The ESPP expires at the earliest of December 31, 2006, the date on which all shares available for issuance have been sold or the consummation of a change in control transaction. We have reserved 500,000 shares of common stock for issuance under the ESPP. At December 31, 2000 employees have purchased 257,081 shares through the ESPP and 242,919 shares are available for future purchases. Due to immateriality, the estimated fair value of employee's purchase rights under the ESPP has not been included in the SFAS 123 pro forma disclosure above.

Shares Reserved for Future Issuance

     As of December 31, 2000, we have reserved shares of common stock for future issuance as follows:

 Stock options...............................................................        12,528,318
 Warrants....................................................................           805,660
 Employee stock purchase plan................................................           242,919
                                                                                     ----------
                                                                                     13,576,897
                                                                                     ==========

9. RESTRUCTURE CHARGE

     In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of the decision to eliminate certain business development efforts, including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All of these product lines were discontinued and the positions were eliminated during December 2000, although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as in our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $1 million for facility rent expense for the six months following the December 2000 business restructuring, $500,000 for the estimated differential between sublease income and rent expense, $400,000 for broker fees associated with subleases of facilities, $100,000 for incidental expenses of the subleasing process, $900,000 for a write-off of the book value of software purchased in conjunction with product lines which were eliminated in the December 2000 business restructuring, $1.2 million for the write-off of the remaining unamortized leasehold improvements in vacated facilities and $300,000 for the write-off of undepreciated furniture and fixtures within vacated facilities. These assets provided no further value to our continuing operations.

     In the first quarter of 1999, we recorded a charge of $1.0 million as a result of our decision to relocate our corporate headquarters from San Diego, California to a new facility in Boulder, Colorado. This decision was made to create efficiencies in our messaging services operations, reduce overhead by centralizing our offices to one facility and eliminate duplication of efforts from similar positions in the separate offices. The merger integration and restructuring activity of MessageMedia, DBits and EPub included the elimination of job responsibilities company wide, resulting in approximately $632,000 of employee severance pay and other related expenses for 17 employees and, approximately $393,000 in moving expenses and costs related to closing our facility. No reversals occurred in 2000. As of December 31, 2000, all termination and relocation costs have been incurred and offset against this reserve.

     In the second quarter 1998, we recorded a restructuring charge of $812,000 as a result of our decision to focus our efforts on the messaging platform, initiate efforts to cease operations of the FVIPS and better align our cost structure with expected revenue projections. The restructuring charge included the elimination of job responsibilities company wide, resulting in approximately $545,000 of employee severance pay and other related expenses for 21 employees, and approximately $267,000 related to relocating our corporate office and termination fees for cancellation of contracts related to FVIPS of which we no longer intended to make use. No reversals occurred in 2000. As of December 31, 2000, all termination and relocation costs have been incurred and offset against this reserve.

    Under the 2000 restructure plan, we have made total payments, disposals and reversals as follows (in thousands):

                                                                                          BALANCE AT
                                                THROUGH DECEMBER 31, 2000              DECEMBER 31, 2000
                                       --------------------------------------------  ----------------------
                                           CASH        NON-CASH         RESTRUCTURE  FUTURE CASH     TOTAL
                                       EXPENDITURES    CHARGES    TOTAL   REVERSAL   EXPENDITURES   CHARGES
                                       ------------    -------    ----- -----------  ------------   -------
Year 2000 Restructure Plan:
  Personnel reduction costs ............   $  441      $   --    $  441   $    --       $1,035      $1,476
  Contract termination costs ...........       23          --        23        --        1,149       1,172
  Impairment of assets .................       --       2,382     2,382        --           --       2,382
  Facility reduction costs .............       --          --        --        --        1,979       1,979
                                           ------      ------    ------   -------       ------      ------
     Total restructuring costs .........   $  464      $2,382    $2,846   $    --       $4,163      $7,009
                                           ======      ======    ======   =======       ======      ======

    We estimate that all of the future cash expenditures related to this plan will be made by December 31, 2001.

10.  INCOME TAXES

     For the years ended December 31, 2000, and 1999, there was no current or deferred tax expense.

     The following table reconciles the federal statutory tax expense to the effective income tax expense attributable to continuing operations:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                                2000       1999
                                                                             --------    --------
Variations from the federal statutory rate are as follows:
    Expected federal income tax expense at statutory rate are as
        Follows ..........................................................   $(27,243)   $(16,210)
    Effect of permanent differences ......................................     17,755       5,288
    State income tax expense net of federal benefit ......................     (1,145)     (1,319)
    Other ................................................................       (552)         --
    Valuation allowance ..................................................     11,185      12,241
                                                                             --------    --------
     Income tax expense ..................................................   $     --    $     --
                                                                             ========    ========

     Significant components of our deferred tax assets as of December 31, 2000 and 1999 are shown below (in thousands). Valuation allowances of $44.4 million and $30.4 million have been recognized for 2000 and 1999, respectively, to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000       1999
                                                        --------    --------
Deferred tax assets:
    Net operating loss carryforwards ................   $ 36,983    $ 28,230
    R & D credit ....................................      2,478       1,329
    Restructuring expense ...........................      2,025          --
    Other ...........................................      2,874       1,135
                                                        --------    --------
         Total deferred tax assets ..................     44,360      30,694
Deferred tax liabilities:
    Acquired Intangibles ............................         --        (329)
                                                        --------    --------
         Total deferred tax liabilities .............         --        (329)
Valuation allowance for deferred tax assets .........    (44,360)    (30,365)
                                                        --------    --------
Net deferred tax assets .............................   $     --    $     --
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

11.  ACQUISITIONS

Acquisition of EPub

         On December 9, 1998, we acquired all of the common stock and all outstanding rights of the common stock of EPub in exchange for 5,582,676 shares of our common stock and the assumption by us of options and warrants to acquire up to approximately 417,324 additional shares of our common stock at a weighted average exercise price of $0.04 per share. EPub's objective was to be the leading provider of email message delivery services to businesses and organizations on an "outsourced" basis. EPub's service offerings were intended to make managing communications via email easy and accessible to companies with a need to get their message to a larger audience, whether the message is in the form of an advertisement, a newsletter, a picture, a software upgrade or just information. The purchase price was calculated to be $20,763,300 based on the fair market value of $3.38 per share of our common stock. The fair market value per share was determined based on the average market price for several days surrounding the date that both parties agreed on the terms of the acquisition. The value assigned to options assumed was determined using the intrinsic value of $3.34 per share resulting in a total value for options assumed of $1,393,862. The purchase price included merger costs of $500,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $18,200,259 in goodwill and $900,000 of developed technology was recorded related to this acquisition. The acquired goodwill and other developed technology were amortized ratably from the date of acquisition over a period of 24 months. The results of operations of the acquired company were included in our statement of operations from the date of acquisition forward.

 Acquisition of DBits

         On December 11, 1998, we acquired all equity interests, including options, warrants or other purchase rights, if any, in DBits, in exchange for 1,305,320 shares of our common stock and warrants to purchase an additional 250,000 shares of our common stock at an exercise price of $6.00 per share and an additional 250,000 shares of our common stock at $8.00 per share. DBits developed an inbound e-mail management system that helps companies manage large volumes of incoming e-mail inquiries. The purchase price was calculated to be $5,577,635 based on the fair market value of $3.65 per share of our common stock. The fair market value per share was determined based on the average market price for several days surrounding the date that both parties agreed on the terms of the acquisition. The value assigned to warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, volatility factor of 0.75, dividend yield of 0% and weighted average expected life of 1.5-2 years. The purchase price included merger costs of $300,000 and the value of warrants of $350,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $5,833,357 in goodwill was recorded related to this acquisition. The acquired goodwill was amortized ratably from the date of acquisition over a period of 24 months. The results of operations of the acquired company were included in our statement of operations from the date of acquisition forward.

Acquisition of Revnet

         On August 9, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Revnet Systems, Inc. in exchange for 3,262,120 of our shares common stock and the assumption of options to acquire up to approximately 681,675 additional shares of our common stock, at a weighted average exercise price of $1.36. Revnet primarily marketed and developed software and services for the management of Internet communications. Revnet's products and services were designed to manage email lists for firms involved in electronic commerce on the Internet, as well as for associations, universities and governments. The purchase price was calculated to be $41,834,901 based on the fair market value of $10.64 per share of our common stock. The fair market value per share was determined based on the average market price for the ten days surrounding the date that both parties agreed on the terms of the acquisition. The value assigned to options assumed was determined using the intrinsic value of $9.28 per share resulting in a total value for options assumed of $6,325,944. The purchase price also included acquisition costs of $800,000. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $39,404,967 in goodwill was recorded related to this acquisition. The acquired goodwill was amortized ratably from the date of acquisition over a period of 24 months. The results of operations of the acquired company were included in our statement of operations from the date of acquisition forward.

 Acquisition of Decisive

         On August 16, 1999, we acquired all of the common stock and all outstanding rights to acquire shares of the common stock of Decisive Technology Corporation in exchange for 2,054,498 shares of our common stock and our assumption of options to acquire up to approximately 466,818 additional shares of our common stock, at a weighted average exercise price of $2.69. Decisive was a leading online provider of customer intelligence solutions for Internet and ecommerce businesses. The transaction was accounted for using the purchase method of accounting and goodwill was recorded. The purchase price was calculated to be $39,635,955 based on the fair market value of $16.03 per share of our common stock. The fair market value per share was determined based on the average market price for the ten days surrounding the date that both parties agreed on the terms of the acquisition. The value assigned to options assumed was determined using the intrinsic value of $13.34 per share resulting in a total value for options assumed of $6,227,354. The purchase price also included acquisition costs of $475,000. The transaction was accounted for using the purchase method of accounting. The transaction was accounted for using the purchase method of accounting and as a result intangible assets of $39,428,361 in goodwill was recorded related to this acquisition. The acquired goodwill was amortized ratably from the date of acquisition over a period of 24 months. The results of operations of the acquired company were included in our statement of operations from the date of acquisition forward.

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

         The accompanying statements of operations reflect the operating results of Revnet, Decisive, Epub and Dbits since the date of their respective acquisitions. The pro forma unaudited results of operations for the years ended December 31, 1998 and 1999, assuming the purchase of the acquired companies had occurred on January 1 of the respective years, are as follows:

                                                                                  1998       1999
                                                                               ---------   ---------
                                                                                 (unaudited, in
                                                                                   thousands)
Net revenues ...............................................................   $  6,844    $ 13,635
Net loss attributed to common stockholders .................................   $(73,100)   $(73,831)
Net loss per share attributable to common stockholders,
  basic and diluted ........................................................   $  (2.14)   $  (1.49)

12.  UNAUDITED QUARTERLY RESULTS (IN THOUSANDS, EXCEPT SHARE DATA)

     The following tables contain selected unaudited 2000 and 1999 consolidated results of operations on a quarterly basis. The restated amounts were calculated assuming the accounting change was made retroactively to prior periods in the year 2000. (See note 1.)

                                   FOURTH
                                  QUARTER
                                    ENDED        THIRD QUARTER ENDED   SECOND QUARTER ENDED     FIRST QUARTER ENDED
                                 DECEMBER 31,     SEPTEMBER 30, 2000       JUNE 30, 2000           MARCH 31, 2000
                                     2000         REPORTED RESTATED      REPORTED RESTATED       REPORTED RESTATED
                                 ------------   ---------- ----------  ---------- -----------  ---------- ----------
Net revenues ................    $   8,014      $  10,231   $  10,278   $   8,476   $   8,403   $   7,043   $  6,953
Net loss
   before cumulative .........                                                                               (18,735)
   effect of change in
   accounting principle ......
Cumulative effect of
   change in accounting
   principle .................                                                                                  (192)
                                                                                                            --------
  Net loss ...................   $ (30,373)     $ (19,243)  $ (19,196)  $ (19,585)  $ (19,658)  $ (18,645)  $(18,927)
                                 =========      =========   =========   =========   =========   =========   ========

Amounts per common share:
Net loss before cumulative
   effect of  change in
   accounting principle ......                                                                              $   (.34)
Cumulative effect of change
   in accounting principle ...                                                                                    --
                                                                                                            --------
  Net loss ...................   $    (.54)     $    (.34)  $    (.34)  $    (.35)  $    (.35)  $    (.34)  $   (.34)
                                 =========      =========   =========   =========   =========   =========   ========

                                     FOURTH                 THIRD                 SECOND                 FIRST
                                 QUARTER ENDED          QUARTER ENDED         QUARTER ENDED          QUARTER ENDED
                               DECEMBER 31, 1999      SEPTEMBER 30, 1999      JUNE 30, 1999          MARCH 31, 1999
                               -----------------      ------------------      -------------          --------------
Net revenues ................       $  4,912              $  3,053               $  1,302                $    754
Net loss ....................       $(19,364)             $(13,749)              $ (6,152)               $ (7,004)
                                    ========              ========               ========                ========

Net loss per share, basic
   and diluted ...............      $   (.36)             $   (.29)              $   (.14)               $   (.17)
                                    ========              ========               ========                ========


13.  401(k) PROFIT SHARING PLAN

     We maintain a 401(k) profit sharing plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements that we set. The Board of Directors may, at its sole discretion, approve company contributions. To date, there have been no company contributions under the plan.

14.  SUBSEQUENT EVENTS

     On February 23, 2001, we received additional funding from SOFTBANK Venture Capital, Pequot Capital Management, Inc., and REBAR, LLC through a private placement of 11,267,606 shares of our common stock for net proceeds to us of $7.7 million, after issuance costs.

SCHEDULE II

                               MESSAGEMEDIA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                         BALANCE AT           ADDITIONS           ADDITIONS
                                          BEGINNING        CHARGED TO COSTS       CHARGED TO                      BALANCE AT
DESCRIPTION                                OF YEAR           AND EXPENSES       OTHER ACCOUNTS    DEDUCTIONS     END OF YEAR
-----------                              -----------       ----------------    ----------------  ------------   -------------
Allowance for Bad Debt
   Year ended December 31, 1999           $  --                $    462          $  153(2)          $   43(1)       $   572
   Year ended December 31, 2000           $ 572                $  2,100          $   --             $1,530(1)       $ 1,142

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Other accrued liability amount reclassified to allowance for bad debt.

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
2.1.1**           Agreement and Plan of Merger and Reorganization dated July 22,
                  1999 among the Registrant, Revnet Systems Inc. and MM1
                  Acquisition Corporation
2.1.2**           Agreement and Plan of Merger and Reorganization dated July 22,
                  1999 among the Registrant, Decisive Technology Corporation and
                  MM2 Acquisition Corporation
3.1*              Amended and Restated Certificate of Incorporation of the Company
3.2*              Bylaws of the Company
10.1*             Form of Indemnification Agreement entered into between Company and its officers and directors.
10.2*             The Company's 1994 Incentive and Non-Statutory Stock Option Plan
10.3**            The Company's 1995 Stock Plan
10.4**            The Company's 1999 Stock Plan
10.5**            The Company's Employee Stock Purchase Plan
10.6*             Amended and Restated Shareholder Rights Agreement dated August
                  26, 1996 between the Company and First Data Corporation
10.7**            David Ehrenthal Employment Agreement
10.8**            A. Laurence Jones Employment Agreement
10.9**            Mary Beth Loesch Employment Agreement
10.10**           Elizabeth Wallace Employment Agreement
10.11**            Sue Morse Employment Agreement
10.12**           Stuart Obermann Employment Agreement
10.13**           Randy Bachmeyer Employment Agreement
10.14**           Kelly Wood Employment Agreement
10.15**           Denis Cagan Separation Agreement
23.1              Consent of Ernst & Young, LLP, Independent Auditors
24                Power of Attorney

 * Previously filed as exhibits to our Registration Statement on Form S-1 (SEC
   File   333-14573).

** Previously filed as exhibits to our Form 10-K for the fiscal year ended
   December 31, 2001, failed on March 27, 2001.