Form 10-Q/A
period 2001-03-31
MESSAGEMEDIA INC
filed 2001-11-08
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     For the period from _______ to _______.

                        Commission File Number: 000-21751

                               MESSAGEMEDIA, INC.
             (Exact Name of Registrant as specified in its charter)


                Delaware                                  33-0612860
      -----------------------------                 -----------------------
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

                               MESSAGEMEDIA, INC.
                                      INDEX




                                                                                                       Page
                                                                                                       ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                 and December 31, 2000                                                                   3

           Condensed Consolidated Statements of Operations (unaudited) for the
                 three months ended March 31, 2001 and 2000                                              4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
                 three months ended March 31, 2001 and 2000                                              5

           Notes to the Condensed Consolidated Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                   8

           Factors Affecting Operating Results and Market Price of Stock                                10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            13

Item 2.    Changes in Securities and Use of Proceeds                                                    13

Item 3.    Defaults Upon Senior Securities                                                              13

Item 4.    Submission of Matters to a Vote of Security Holders                                          13

Item 5.    Other Information                                                                            14

Item 6.    Exhibits and Reports on Form 8-K                                                             14

SIGNATURES                                                                                              15

     This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety MessageMedia's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as of the date of filing the original Form 10-Q, May 7, 2001, except for the "Liquidity and Capital Resources" section of Part I, Item 2, which is amended and restated as of the date of filing this Form 10-Q/A, and paragraphs three and four of Note 1 to Financial Statements, which are amended and restated as of September 28, 2001. Except for the "Liquidity and Capital Resources" section and Note 1, this amended Quarterly Report on Form 10-Q/A speaks as of the end of the quarter ended March 31, 2001 or as of the date of filing the original Form 10-Q, as required by Form 10-Q, and does not update any of the statements contained therein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)



                                                                                      March 31,         December 31,
                                                                                        2001               2000
                                                                                     ------------       ------------
ASSETS
                                                                                     (unaudited)        (see note 1)
Current assets:
  Cash and cash equivalents                                                          $      9,461       $     11,273
  Restricted cash                                                                           4,549              4,549
  Accounts receivable trade, net                                                            7,582              7,909
  Prepaid expenses and other                                                                2,579              2,750
                                                                                     ------------       ------------
Total current assets                                                                       24,171             26,481

Furniture, equipment and software, net                                                     13,888             15,050
Goodwill, net                                                                              14,333             24,100
Deposits and other                                                                            644                624
                                                                                     ------------       ------------
Total assets                                                                         $     53,036       $     66,255
                                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $      1,894       $      6,156
  Accrued compensation and related liabilities                                              1,676              1,859
  Deferred revenue                                                                          1,354              1,822
  Note payable, current portion                                                               902                872
  Capital lease obligations, current portion                                                  537                719
  Payable to joint venture partner                                                          8,721              9,094
  Restructuring reserve                                                                     1,814              4,163
  Other accrued liabilities                                                                 4,930              3,687
                                                                                     ------------       ------------
Total current liabilities                                                                  21,828             28,372

Note payable                                                                                1,794              2,031
Capital lease obligations                                                                      55                 92
                                                                                     ------------       ------------
Total long-term liabilities                                                                 1,849              2,123

Minority interest                                                                             822              2,146

Stockholders' equity :
Preferred stock, 5,000,000 shares authorized, none
  outstanding at March 31, 2001 and December 31, 2000                                          --                 --
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,642,801 and
    56,708,086 shares issued and outstanding at March 31, 2001 and December 31,
    2000, respectively                                                                         69                 57
  Additional paid-in-capital                                                              219,991            212,031
  Warrants                                                                                    321                321
  Deferred compensation                                                                       (72)              (348)
  Other comprehensive income                                                                 (114)              (296)
  Accumulated deficit                                                                    (191,658)          (178,151)
Total stockholders' equity                                                                 28,537             33,614
                                                                                     ------------       ------------
Total liabilities and stockholders' equity                                           $     53,036       $     66,255
                                                                                     ============       ============

See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)




                                          Three Months Ended March 31,
                                        -------------------------------
                                           2001                2000
                                        ------------       ------------
Net revenues
     Messaging                          $      6,069       $      4,333
     Software and related services             2,605              2,620
                                        ------------       ------------
Total revenues                                 8,674              6,953

Costs and operating expenses:
  Cost of revenues                             3,829              2,931
  Marketing and sales                          2,962              5,499
  Research, development
    and engineering                            1,377              1,265
  General and administrative                   3,806              3,493
  Depreciation and amortization               11,479             13,710
                                        ------------       ------------

Total costs and operating expenses            23,453             26,898

                                        ------------       ------------
Loss from operations                         (14,779)           (19,945)

Interest income                                  120                509
Interest expense                                (241)                (4)
Foreign currency gain                             99                 --
Other income / (expense)                         (30)                --
                                        ------------       ------------
Net loss before minority interest
  and cumulative effect of
  accounting change                          (14,831)           (19,440)

Minority interest                              1,325                705
                                        ------------       ------------
Net loss before cumulative effect
  of accounting change                       (13,506)           (18,735)

Cumulative effect of change in
  accounting principle                            --               (192)
                                        ------------       ------------
Net loss applicable to
  common shares                         $    (13,506)      $    (18,927)
                                        ============       ============

Net loss per share, basic
  and diluted                           $      (0.22)      $      (0.34)

Weighted-average common shares
  used in per share computation,
  basic and diluted                       61,443,928         55,323,714



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

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in MessageMedia, Inc.'s ("MessageMedia" or the "Company") Form 10-K/A for the year ended December 31, 2000.

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

Net Loss Per Share

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been represented, and where appropriate, restated to conform to the SFAS 128 requirements. Due to the antidilutive effect, options and warrants were not included in the calculation of diluted earnings per share.

The antidilutive securities consist of the following:


                                                             March 31,
                                                   ------------------------------
                                                       2001              2000
                                                   ------------      ------------

Options .....................................         8,799,288         9,763,560
Warrants ....................................           505,660           505,660
                                                   ------------      ------------
         Total antidilutive securities ......         9,304,948        10,269,220
                                                   ============      ============


For further information, refer to the consolidated financial statements and footnotes thereto included in MessageMedia, Inc's ("MessageMedia" or the "Company") Form 10-K/A for the year ended December 31, 2000.

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

Recently, MessageMedia and @viso initiated an evaluation of the strategic direction of MessageMedia Europe and are considering potential alternatives to its current business plan. Because we are only in the preliminary stages of evaluating options, any potential change to the business of MessageMedia Europe cannot presently be assessed, and there can be no assurance that the ultimate decision of @viso and MessageMedia will not have a material adverse affect upon our business.

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income as of March 31, 2001 and March 31, 2000 consists of a foreign currency translation income related to MessageMedia Europe of $182,000 and $5,000, respectively. Therefore, the comprehensive loss for the three months ending March 31, 2001 and March 31, 2000 is as follows (in thousands):


                                                 March 31,
                                         -------------------------
                                           2001            2000
                                         ---------       ---------

Other comprehensive income ........            182               5
Net loss ..........................        (13,506)        (18,927)
                                         ---------       ---------
         Comprehensive loss .......        (13,324)        (18,922)



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

The revenue by segment is as follows (in thousands):



                                   Three Months Ended March 31,
                                   ----------------------------
                                         (in thousands)
                                       2001            2000
                                    ----------      ----------
Revenues:
Messaging and related services      $    6,069      $    4,333
Software licenses and services           2,605           2,620
                                    ----------      ----------
Total revenues                      $    8,674      $    6,953


5. RESTRUCTURE CHARGE

In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of our decision to eliminate certain business development efforts, including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All of these product lines were discontinued and positions were eliminated during December 2000, although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as in our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $1 million for facility rent expense for the six months following the December 2000 business restructuring, $500,000 for the estimated differential between sublease income and rent expense, $400,000 for broker fees associated with subleases of the facilities, $100,000 for incidental expenses of the subleasing process, $900,000 for a write-off of the book value of software purchased in conjunction with product lines that were eliminated in the December 2000 business restructuring, $1.2 million for the write-off of the remaining unamortized leasehold improvements in vacated facilities and $300,000 for the write-off of undepreciated furniture and fixtures within vacated facilities. These assets provided no further value to our continuing operations.

Under the 2000 restructure plan, we have made total payments and disposals as follows (in thousands):


                                                                                                              BALANCE AT
                                                       THROUGH MARCH 31, 2001                               MARCH 31, 2001
                                 ---------------------------------------------------------------     -----------------------------
                                    CASH           NON-CASH                          RESTRUCTURE     FUTURE CASH        TOTAL
                                 EXPENDITURES       CHARGES            TOTAL          REVERSAL       EXPENDITURES      CHARGES
                                 ------------     ------------     ------------     ------------     ------------     ------------
Year 2000 Restructure Plan:
  Personnel reduction costs      $      1,398     $         --     $      1,398     $         --     $         78     $      1,476
  Contract termination costs              893               --              893               --              279            1,172
  Impairment of assets                     --            2,382            2,382               --               --            2,382
  Facility reduction costs                522               --              522               --            1,457            1,979
                                 ------------     ------------     ------------     ------------     ------------     ------------
Total restructuring costs        $      2,813     $      2,382     $      5,195     $         --     $      1,814     $      7,009
                                 ============     ============     ============     ============     ============     ============

We estimate that most of the future cash expenditures related to this plan will be made by December 31, 2001. The objective of this restructuring was to reduce costs by over $16 million annually. With the savings relating to a reduction in outside engineering and marketing expenditures, facility costs and manpower, we expect to achieve savings of approximately $3.5 million in cost of revenues, $4.2 million in marketing and sales expenses, $1.8 million in research and engineering expenses and $6.6 million in general and administrative expenses.

6. CHANGES IN CAPITAL STRUCTURE

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc. and REBAR, LLC, for an aggregate purchase price of approximately $8,000,000. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. No earlier than May 23, 2001, we will file a Registration Statement on Form S-3 covering the resale of such securities if requested by the purchasers.

7. SUBSEQUENT EVENT

As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, is expected to reduce our United States quarterly operating expenses during the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This amended Report on Form 10-Q/A contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.


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

In December 1998, we acquired Distributed Bits LLC, also known as Dbits, and Email Publishing Inc., also known as Epub. DBits was a development stage company developing customer e-mail management systems and solutions and Epub was a leading provider of outsourced e-mail message delivery services. In August 1999, we acquired Revnet Systems, Inc., also known as Revnet, and Decisive Technology Corporation, also known as Decisive. Revnet was a leading developer and supplier of software solutions providing businesses and organizations with "in-house" e-mail message delivery capability and outsourced e-mail message delivery services. Decisive was a leading provider of online e-intelligence solutions such as surveys. In March 2000, MessageMedia Europe began operations.

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

Costs and Operating Expenses

In the fourth quarter of 2000, we discontinued investment in some product lines, reduced marketing expenditures, consolidated and closed facilities and eliminated 125 employees. The objective of this restructuring was to reduce costs by over $16 million annually. With the savings relating to a reduction in outside engineering and marketing expenditures, facility costs and manpower, we expect to achieve savings of approximately $3.4 million in cost of revenues, $4.2 million in marketing and sales expense, $1.8 million in research and engineering expenses and $6.6 million in general and administrative expenses.

Cost of revenues. The cost of revenues for the messaging and software service businesses consists of salaries, benefits, consulting fees and operational costs related to providing our services and software.

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

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel and other marketing expenses, decreased to approximately $3.0 million for the three months ended March 31, 2001, compared to approximately $5.5 million for the three months ended March 31, 2000. This decrease is primarily due to a reassessment of marketing needs and a corresponding reduction in marketing activities for the fiscal year 2001.

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

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs and other expenses associated with the general management and administration of our company. General and administrative expenses increased to approximately $3.8 million for the three months ended March 31, 2001, compared to $3.5 million for the three months ended March 31, 2000. This increase is primarily due to additional facility costs associated with the relocation of the corporate function and messaging business unit within Colorado. These general and administrative expenses include facility costs of $1.0 million for the three months ended March 31, 2001, compared to $0.3 million for the three months ended March 31, 2000.

Depreciation and amortization expenses. Depreciation and amortization expense decreased to $11.5 million for the three months ended March 31, 2001, compared to approximately $13.7 million for the three months ended March 31, 2000. The most significant reason for the decrease was that amortization of goodwill, associated with the acquisitions of EPub and DBits, had been fully expensed in 2000. Goodwill resulting from acquisitions is amortized over two years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $14.0 million in cash and cash equivalents, including $4.5 million in restricted cash. Of the $14.0 million, $12.3 million was held by us and $1.7 million was held by MessageMedia Europe.

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

We entered into an amended and restated merger agreement with DoubleClick Inc. The merger is expected to close in December 2001. If this merger does not occur, we plan to seek alternative sources of funding or another merger partner. In connection with the amended and restated merger agreement, DoubleClick agreed to lend us up to $1.5 million for operating requirements that arise in the ordinary course of business, subject to conditions set forth in a note purchase agreement and an escrow agreement. DoubleClick loaned us $1.0 million of this amount on October 29, 2001. The note purchase agreement, together with the escrow agreement, provides that, if the Securities and Exchange Commission, or the SEC, has not declared the registration statement on Form S-4 relating to the merger effective by November 12, 2001, and there are no outstanding comments from the SEC that relates to us as that time, and we certify that we are in compliance with all of our obligations under the amended and restated merger agreement, which shall not have been terminated, and the note purchase agreement as of November 12, 2001, DoubleClick will loan us an additional $500,000.

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

Net cash used in operating activities was approximately $8.9 million and $8.6 million for the three months ended March 31, 2001 and 2000, respectively. Net operating cash flows for the three months ended March 31, 2001 were primarily attributable to net losses, increases in minority interest, settlement of accounts payable and payment of restructuring charges offset by non-cash charges for depreciation and amortization. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $733,000 and $4.5 million for the three months ended March 31, 2001 and 2000, respectively. Investing activities related to additions of furniture, computer equipment and software.

Net cash provided by financing activities was approximately $7.6 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities for the three months ended March 31, 2001 related primarily to proceeds from the February 22, 2001 private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc., and REBAR, LLC. Net cash provided by financing activities for the three months ended March 31, 2000 related primarily to proceeds received from the exercise of stock options.

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

If our common stock is delisted from The Nasdaq National Market, trading, if any, would be conducted in the over-the-counter market in the so-called 'pink sheets' or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of The Nasdaq National Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed and security analysts' and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A small number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by several of our larger stockholders. In this instance, we issued 7,746,479 shares of our common stock to affiliates of SOFTBANK Venture Capital, who together constitute our largest stockholder, 704,225 shares to affiliates of Pequot Capital Management, Inc., and 2,816,902 shares to REBAR, LLC. Not earlier than May 23, 2001, these investors may demand that we effect the registration of these shares, after which they may be sold in the public markets without restriction.

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

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. These legal protections, however, may be inadequate to safeguard the proprietary software underlying our products and services, and we may not have adequate remedies for any breach. In addition, we have applied for various patents and trademarks, including trademarks for 'MessageMedia' and 'UnityMail,' and cannot assure you that any of these applications will be approved. Our competitors also may be able to develop e-messaging technologies that are functionally equivalent to ours without infringing any of our proprietary rights.

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

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. We believe that we currently are not subject to direct regulation by any governmental agency in the United States, other than regulations that are generally applicable to all businesses, newly enacted laws prohibiting the sending of 'spam' and laws intended to protect minors. A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may hinder the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. Moreover, the applicability to the Internet of existing United States and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new application or interpretation of existing laws could have a material adverse effect on our business.

FACTORS RELATING TO INTERNATIONAL EXPANSION COULD IMPAIR OUR BUSINESS.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of filing of our original Quarterly Report on Form 10-Q, May 7, 2001. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MessageMedia's interest income is sensitive to changes in the general level of United States interest rates and, as of December 31, 2000, to European interest rates. Because all of MessageMedia's investments are in short-term investments with maturities of less than three months, however, MessageMedia has concluded there is no material interest rate risk exposure for these investments. MessageMedia also faces interest rate risk because MessageMedia has fixed rate debt. As of December 31, 2000, MessageMedia also faced exposure to movements in foreign currency exchange rates because MessageMedia had foreign currency denominated debt.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc. and REBAR, LLC, for an aggregate purchase price of approximately $8,000,000. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof. No earlier than May 23, 2001, we will file a Registration Statement on Form S-3 covering the resale of such securities if requested by the purchasers.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) Exhibits

               10.1* - Master Loan and Security Agreement, dated as of December 29, 2000, between MessageMedia, Inc. and Well Fargo Equipment Finance, Inc.

               10.2* - Prabhuling Patel Employment Agreement, dated as of June 1, 2000, between MessageMedia, Inc. and Prabhuling Patel

               10.3* - William E. Buchholz Employment Agreement, dated as of February 25, 2001, between MessageMedia, Inc. and William Buchholz

      (B) Reports on Form 8-K

          None


* Previously filed as exhibits to our Form 10-Q for the fiscal quarter ended March 31, 2001, filed on May 7, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MESSAGEMEDIA, INC.




Date: November 8, 2001                      By: /s/ A. Laurence Jones
                                                -----------------------------
                                                A. Laurence Jones
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Officer)


                                            By: /s/ William E. Buchholz
                                                ------------------------------
                                                William E. Buchholz
                                                Senior Vice President, Finance
                                                and Administration, Chief
                                                Financial Officer and Secretary
                                                (Principal Financial Officer)