Form 10-Q/A
period 2001-06-30
MESSAGEMEDIA INC
filed 2001-11-08
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

                               MESSAGEMEDIA, INC.
                                      INDEX



                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and December 31, 2000                                                                   3

           Condensed Consolidated Statements of Operations (unaudited) for the
           three months and six months ended June 30, 2001 and 2000                                4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           six months ended June 30, 2001 and 2000                                                 5

           Notes to the Condensed Consolidated Financial Statements                                6

Item 2.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   10

           Factors Affecting Operating Results and Market Price of Stock                           15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                           20

PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings                                                                    20

Item 2.       Changes in Securities and Use of Proceeds                                            20

Item 3.       Defaults Upon Senior Securities                                                      20

Item 4.       Submission of Matters to a Vote of Security Holders                                  20

Item 5.       Other Information                                                                    20

Item 6.       Exhibits and Reports on Form 8-K                                                     21


SIGNATURES                                                                                         22

This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety MessageMedia's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as of the date of filing the original Form 10-Q, August 17, 2001, except for the "Liquidity and Capital Resources" section in Part I, Item 2, which is amended and restated as of the date of filing this Form 10-Q/A, and paragraphs three and four of Note 1 to Financial Statements, which are amended and restated as of September 28, 2001. Except for the "Liquidity and Capital Resources" section and
Note 1, this amended Quarterly Report on Form 10-Q/A speaks as of the end of the quarter ended June 30, 2001 or as of the date of filing the original Form 10-Q, as required by Form 10-Q, and does not update any of the statements contained therein.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               MESSAGEMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                               June 30,      December 31,
                                                                  2001           2000
                                                              -----------    ------------
ASSETS                                                        (unaudited)    (see note 1)
Current assets:
  Cash and cash equivalents                                   $     7,914    $     11,273
  Restricted cash                                                   4,375           4,549
  Accounts receivable trade, net                                    6,591           7,909
  Prepaid expenses and other current assets                         2,295           2,750
                                                              -----------    ------------
Total current assets                                               21,175          26,481
Furniture, equipment and software, net                             10,937          15,050
Goodwill, net                                                       4,566          24,100
Deposits and other                                                    553             624
                                                              -----------    ------------
Total assets                                                  $    37,231    $     66,255
                                                              ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $     2,095    $      6,156
  Accrued compensation and related liabilities                      1,439           1,859
  Deferred revenue                                                    802           1,822
  Note payable, current portion                                       932             872
  Accounts payable to Joint Venture Partner                         1,047           1,153
  Note payable to Joint Venture Partner                                --           7,941
  Capital lease obligations, current portion                          294             719
  Restructuring reserve                                             5,371           4,163
  Other accrued liabilities                                         4,072           3,687
                                                              -----------    ------------
Total current liabilities                                          16,052          28,372
                                                              ===========    ============
Note payable                                                        1,550           2,031
Note payable to Joint Venture Partner                               4,564              --
Capital lease obligations                                              25              92
                                                              -----------    ------------
Total long-term liabilities                                         6,139           2,123
Minority Interest                                                     (23)          2,146
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding at June 30, 2001 and December 31, 2000                   --              --
Common stock, $0.001 par value; 100,000,000 shares
  authorized, 68,648,043 and 56,708,086 shares issued
  and outstanding at June 30, 2001 and December 31,
  2000, respectively                                                   69              57
Additional paid-in-capital                                        220,155         212,031
Warrants                                                              158             321
Accumulated other comprehensive income                               (169)           (296)
Deferred compensation                                                 (18)           (348)
  Accumulated deficit                                            (205,132)       (178,151)
                                                              -----------    ------------
Total stockholders' equity                                         15,063          33,614
                                                              -----------    ------------
Total liabilities and stockholders' equity                    $    37,231    $     66,255
                                                              ===========    ============

See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                             ----------------------------    ----------------------------
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net revenues
     Messaging                               $      5,267    $      5,862    $     11,336    $     10,223
     Software and related services                  2,295           2,541           4,900           5,133
                                             ------------    ------------    ------------    ------------
Total revenues                                      7,562           8,403          16,236          15,356

Costs and operating expenses:
  Cost of revenues                                  3,037           3,861           6,866           6,792
  Marketing and sales                               2,775           5,080           5,737          10,579
  Research, development
    and engineering                                 1,101           1,433           2,478           2,698
  General and administrative                        2,810           4,380           6,616           7,873
  Severance                                           600              --             600              --
  Restructuring charge                              6,389              --           6,389              --
  Depreciation and amortization                    11,718          13,962          23,197          27,672
                                             ------------    ------------    ------------    ------------
Total costs and operating expenses                 28,430          28,716          51,883          55,614
                                             ------------    ------------    ------------    ------------
Loss from operations                              (20,868)        (20,313)        (35,647)        (40,258)

Interest income                                        91             386             211             899
Interest expense                                     (238)            (95)           (478)            (99)
Foreign currency gain / (loss)                       (341)            (55)           (242)            (55)
Other income / (expense)                              (96)            (11)           (126)            (15)
Loss before minority interest,
 extraordinary item and cumulative
 effect of accounting change                      (21,452)        (20,088)        (36,282)        (39,528)
Minority interest                                   2,816             430           4,140           1,135
                                             ------------    ------------    ------------    ------------
Loss before extraordinary item
 and cumulative effect of
 accounting change                                (18,636)        (19,658)        (32,142)        (38,393)
Extraordinary gain on exchange
 of debt                                            5,161              --           5,161              --
Cumulative effect of change in
 accounting principle                                  --              --              --            (192)
                                             ------------    ------------    ------------    ------------
Net loss applicable to
  common shares                              $    (13,475)   $    (19,658)   $    (26,981)   $    (38,585)
                                             ============    ============    ============    ============
Basic and diluted earnings per share:
  Loss before extraordinary item             $      (0.27)   $      (0.35)   $      (0.49)   $      (0.69)
  Extraordinary item                                 0.07              --            0.08              --
                                             ------------    ------------    ------------    ------------
Net loss per common share, basic
  and diluted                                $      (0.20)   $      (0.35)   $      (0.41)   $      (0.69)
Weighted-average common shares
  used in per share computation,
  basic and diluted                            68,647,328      56,178,520      65,065,527      55,751,117

See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
OPERATING ACTIVITIES
Net loss from continuing operations                           $  (26,981)    $  (38,585)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                   23,282         27,672
  Reduction in restricted cash                                       174             --
  Compensation expense for stock options                             324            371
  Write-off of impaired assets                                     1,000             --
  Minority interest                                               (4,140)        (1,135)
  Extraordinary gain on exchange of debt                          (5,161)            --
  Exchange (gain) loss                                              (242)           (55)
  Changes in operating assets and liabilities:
    Accounts receivable                                            1,241         (5,496)
    Prepaid expenses and other                                        35         (1,767)
    Deposits and other                                                64            (51)
    Accounts payable                                              (3,941)           216
    Accrued compensation and related liabilities                    (420)         1,031
    Deferred revenue                                              (1,007)           825
    Payable to related party                                          --          1,153
    Restructuring reserve                                          2,484             --
    Other accrued liabilities                                        523            584
                                                              ----------     ----------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES                 (12,765)       (15,237)

INVESTING ACTIVITIES
Additions to furniture, equipment and software                    (1,129)        (7,677)
                                                              ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,129)        (7,677)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                          343          4,116
Proceeds from minority interest partner                            1,970          7,291
Proceeds from related party loan                                   2,000          7,729
Proceeds from private placement, net of issuance costs             7,636             --
Repayment of bank loan                                              (422)            --
Repayment of capital lease obligations                              (491)           (19)
                                                              ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         11,036         19,117

Effect of exchange rate changes on cash and
  cash equivalents                                                  (501)           282

Net increase (decrease) in cash and cash
  equivalents of continuing operations                            (3,359)        (3,515)

Cash and cash equivalents at the beginning
  of period                                                       11,273         37,920
                                                              ----------     ----------
Cash and cash equivalents at the end
  of period                                                   $    7,914     $   34,405
                                                              ==========     ==========

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

During 2001, we have continued to focus on reducing expenses in order to reduce cash burn. In April of 2001, we reduced our domestic headcount, and in May of 2001, we began the process of liquidating our foreign operations. The continuing weakness in the economy, which was further aggravated by the recent World Trade Center attacks, has resulted in a decline in revenues as customers continue to reduce their marketing expenditures. Accordingly, we have reduced our revenues forecast for the third and fourth quarters of 2001. The decline in forecasted revenues is accompanied by reductions in forecasted expenses as we continue to manage spending. The result is a decline in forecasted cash balances for the remainder of 2001.

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

The antidilutive securities consist of the following:

                                                                     June 30,
                                                                     --------
                                                                2001           2000
                                                             ----------     ----------
Options                                                       8,462,481      9,284,994
Warrants                                                        297,000        505,660
                                                             ----------     ----------
       Total antidilutive securities                          8,759,481      9,790,654
                                                             ==========     ==========

2.  MERGER WITH DOUBLECLICK

On June 1, 2001, MessageMedia and DoubleClick Inc. ("DoubleClick") entered into a merger agreement, which was amended as of June 26, 2001, that provides for the merger of MessageMedia with, and into, DoubleClick.

DoubleClick, which provides a broad range of media, technology, data and research products and services to online marketers, had 2000 revenue of $530 million.

3.  RESTRUCTURE CHARGE

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

On May 9, 2001, we signed with @viso, the Agreement To Effect Orderly Liquidation of MessageMedia Europe, B.V. This liquidation agreement allows for the orderly liquidation of the joint venture between MessageMedia and @viso, and the termination of all related agreements undertaken at the formation of the joint venture. To fund the expected net cash cost of the liquidation, the liquidation agreement required $4,000,000 of funding to be contributed equally by MessageMedia and @viso. Pursuant to the liquidation agreement, @viso loaned MessageMedia $2,000,000, which was contributed to MME. Also provided in the liquidation agreement was a release of MessageMedia's obligation to @viso for the initial funding of the joint venture and cancellation of the technology licensed from MessageMedia to the joint venture. In consideration, MessageMedia issued @viso a secured promissory note with an aggregate principal amount of $2,500,000. Both notes totaling $4,500,000 accrue interest at 15% per annum and are due and payable on the earlier of December 31, 2003 or the consummation of the merger with DoubleClick. When secured by MessageMedia's assets, the interest rate will decrease to 10% per annum. The notes become immediately due and payable should a change of control occur prior to December 31, 2003. Pursuant to the liquidation agreement, a premium payment will be due should a change of control occur prior to December 31, 2003.

As a result of the restructuring plan, a total of 60 employees will be terminated, all offices will be closed and all assets and liabilities will be liquidated. Most employees left by the end of July 2001, and the liquidation process began about July 1. It is estimated that the cost of liquidation will be $4.6 million, broken down as follows (in thousands):

                                               Balance at June 30, 2001
                                     -----------------------------------------
                                      Non-cash    Future Cash
                                      Charges     Expenditures   Total Charges
                                     ----------   ------------   -------------
Personnel reduction costs            $       --          2,078   $       2,078
Contract termination costs                   --            404             404
Impairment of assets                      1,007            350           1,357
Facility reduction costs                     --            750             750
                                     ----------   ------------   -------------
Total restructuring costs            $    1,007   $      3,582   $       4,589
                                     ==========   ============   =============

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

The restructuring of MME required the liquidation of the operation beginning in the second quarter of 2001. The liquidation of MME is expected to reduce revenue by approximately $0.5 million per quarter and quarterly recurring operating expenses by approximately $3.2 million, which consists of a reduction of $0.9 million in cost of revenues, $1.0 million in marketing and sales expenses, $0.9 million in general and administrative expenses and $0.4 million in depreciation expense. We expect that the liquidation of MME will result in a reduction in net loss after minority interest of approximately $1.4 million per quarter beginning in the third quarter of 2001. We do not anticipate any future expense increases as a result of the liquidation of MME.

2000 Restructuring

In the fourth quarter of the year 2000, we recorded a charge of $7.0 million as a result of the decision to eliminate certain business development efforts including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All these product lines were discontinued and positions were eliminated during December 2000, although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $1 million for facility rent expense for the six months following the December 2000 business restructuring, $500,000 for the estimated differential between sublease income and rent expense, $400,000 for broker fees associated with subleases of the facilities, $100,000 for incidental expenses of the subleasing process, $900,000 for a write-off of the book value of software purchased in conjunction with product lines that were eliminated in the December 2000 business restructuring, $1.2 million for the write-off of the remaining unamortized leasehold improvements in vacated facilities and $300,000 for the write-off of undepreciated furniture and fixtures within vacated facilities. These assets provided no further value to our continuing operations.

In the second quarter of 2001, we reviewed our estimates for the restructuring plan and provided an additional $1.8 million. Of this amount, $0.6 million is for additional rent for our facilities in Colorado, San Francisco and Chicago. The market for commercial real estate is very soft and although we are in discussions with interested parties to sublease some of our space, we now estimate it will take us the balance of the year to secure tenants. Following the 2000 restructuring, the carrying cost of furniture was approximately $0.7 million. This was the estimated liquidation value of the furniture, derived from conversations with industry consultants, and represented 60% of its original cost. As the economy worsened and we were unable to sell furnishings, we took an additional charge of $0.7 million in the second quarter of 2001. Additionally, $0.3 million was charged for a prepaid asset that no longer has future benefit due to the restructuring.

Under the 2000 restructure plan, we have made total payments and disposals as follows (in thousands):

                                                                                          Balance at
                                                Through June 30, 2001                   June 30, 2001
                                   -----------------------------------------------  -----------------------
                                       Cash       Non-cash             Restructure   Future cash    Total
                                   expenditures    charges     Total    reversal    expenditures   charges
                                   ------------  -----------  -------  -----------  ------------  ---------
Year 2000 Restructure Plan:
 Personnel reduction costs ......  $      1,563  $        --  $ 1,563  $        --  $         23  $   1,586
 Contract termination costs .....           906           --      906           --           266      1,172
 Impairment of assets ...........            67        3,382    3,449           --            23      3,472
 Facility reduction costs .......           914           --      914           --         1,665      2,579
                                   ------------  -----------  -------  -----------  ------------  ---------
   Total restructuring costs ....  $      3,450  $     3,382  $ 6,832  $        --  $      1,977  $   8,809
                                   ============  ===========  =======  ===========  ============  =========

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

The restructuring reserve at June 30, 2001 was approximately $5.4 million and consisted of the following components (in millions):

                                                      Europe  U.S.   Total
                                                      ------  ----   -----
Personnel reduction costs .......................     $  1.9  $ --   $ 1.9
Contract termination costs ......................        0.4   0.3     0.7
Impairment of assets ............................        0.3    --     0.3
Facility reduction costs ........................        0.8   1.7     2.5
                                                      ------  ----   -----
         Total ..................................     $  3.4  $2.0   $ 5.4
                                                      ======  ====   =====

4.  SEVERANCE

As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. As a result, we expect to achieve savings of approximately $1.4 million in cost of revenues, $1.2 million in marketing and sales expenses, $0.4 million in research and engineering expenses and $1.0 million in general and administrative expenses.

The composition of the employee groups impacted by the April 2001 reduction in workforce is as follows:

     Employee Group                                                             Number of Employees
     --------------                                                             -------------------
     Production and information technology personnel                                    20
     Software development personnel                                                      5
     Sales and account management personnel                                             16
     General and administrative personnel                                               15

We anticipate that the percentage of the $4.0 million savings relating to each employee group will be approximately proportionate to the number of employees terminated in each group.

5.  BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. Under this definition, beginning in the third quarter of 2000, we have operated under two segments: messaging and related services, and software licenses and services. The factors used by management to identify reportable segments are differences in products and services and management organization. Services included in the messaging and related services segment are principally outsourced e-mail communication and campaign management in a full service bureau model. Products and services included in the software licenses and services include a software product that is sold as both boxed software or as a hosted service. Separate financial information by segment for total assets is not available and is not evaluated by our chief operating decision makers. We do not have any intersegment revenue, and our chief decision makers evaluate segment performance based on revenue.

The revenue by segment is as follows:

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                    -----------------------------    -----------------------------
                                           (in thousands)                    (in thousands)

                                        2001             2000            2001             2000
                                    ------------     ------------    ------------     ------------
Revenues:
Messaging and related services      $      5,267     $      5,862    $     11,336     $     10,223
Software licenses and services             2,295            2,541           4,900            5,133
                                    ------------     ------------    ------------     ------------
Total revenues                      $      7,562     $      8,403    $     16,236     $     15,356
                                    ============     ============    ============     ============


6.  CHANGES IN CAPITAL STRUCTURE

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including affiliates of SOFTBANK Venture Capital, Pequot Capital Management, Inc., and Rebar, LLC, for an aggregate purchase price of approximately $8,000,000. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof.

7. COMPREHENSIVE INCOME

Other comprehensive income as of June 30, 2001 and June 30, 2000 consists of a foreign currency translation income related to MessageMedia Europe of $127,000 and a loss of $231,000, respectively. Therefore, the comprehensive loss for the six months ending June 30, 2001 and June 30, 2000 is as follows (in thousands):

                                          JUNE 30,      JUNE 30,
                                            2001          2000
                                         ----------    ----------
Other comprehensive income (loss)        $      127    $     (231)
Net loss                                    (26,981)      (38,585)
                                         ----------    ----------
Comprehensive loss                       $  (26,854)   $  (38,816)
                                         ==========    ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This amended Report on Form 10-Q/A contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 15. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Good-will and Other Intangible Assets," or SFAS 141 and 142. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS 142 requires that goodwill be tested for impairment annually and if an event occurs or circumstances change that more-likely- than-not reduce the fair value of a reporting unit below its carrying value. SFAS 141 is effective for any business combination that is completed after June 30, 2001. Companies are required to adopt SFAS 142 in the fiscal year beginning after December 31, 2001. As the goodwill recorded by us arose from the acquisitions of two entities in 1998 and 1999, and will be completely amortized during 2001, we do not believe that the adoption of SFAS 141 and 142 will have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2001, revenues decreased to approximately $7.6 million compared to approximately $8.4 million for the three months ended June 30, 2000. Declines were experienced in both the messaging and software business in the United States. The decrease is due primarily to the general economic slowdown in the United States, which has lead to a softened demand in the marketplace for our outsourced services and software solutions. During 2000, the number of customers who purchased software hosting services increased while those purchasing large software licenses decreased. This product mix shift resulted in lower revenue per customer.

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

Costs and Operating Expenses

In April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. As a result, we expect to achieve savings of approximately $1.4 million in cost of revenues, $1.2 million in marketing and sales expenses, $0.4 million in research and engineering expenses and $1.0 million in general and administrative expenses.

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

For the three months ended June 30, 2001, the cost of revenues decreased to approximately $3.0 million compared to approximately $3.9 million for the three months ended June 30, 2000. Restructuring and cost control measures implemented in December 2000 and April 2001 were successful in reducing the expenses associated with providing our products and services.

For the six months ended June 30, 2001, the cost of revenues increased slightly to approximately $6.9 million compared to approximately $6.8 million for the six months ended June 30, 2000. This increase in cost was the result of expenses associated with a full six months of European operations, offset by the six-month impact of restructuring and cost reduction measures begun in December 2000 and the realization of cost savings from the reduction in force in April 2001.

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

For the six months ended June 30, 2001, marketing and sales expenses decreased to approximately $5.7 million, compared to approximately $10.6 million for the six months ended June 30, 2000. This decrease is primarily due to a reassessment of our marketing and sales needs and a corresponding reduction in marketing and sales activities and staffing throughout the fiscal year 2001.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages and consulting fees to support the development, enhancement and maintenance of our products and services, decreased to approximately $1.1 million for the three months ended June 30, 2001, compared to approximately $1.4 million for the three months ended June 30, 2000. This decrease is primarily due to staff reductions effected in December 2000.

Research, development and engineering expenses decreased to approximately $2.5 million for the six months ended June 30, 2001, compared to approximately $2.7 million for the six months ended June 30, 2000. This decrease is primarily due to staff reductions effected in December 2000.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs and other expenses associated with the general management and administration of MessageMedia. General and administrative expenses decreased to approximately $
2.8 million for the three months ended June 30, 2001, compared to $ 4.4 million for the three months ended June 30, 2000. This decrease is primarily due to staff reductions in December 2000 and lower facility costs associated with the consolidation of operations within Colorado. These general and administrative expenses include facility costs of $0.9 million for the three months ended June 30, 2001, compared to $0.7 million for the three months ended June 30, 2000.

General and administrative expenses decreased to approximately $6.6 million for the six months ended June 30, 2001, compared to $7.9 million for the six months ended June 30, 2000. This decrease is the result of the reduction in force in December 2000, the consolidation operations in Colorado and other expense reduction programs implemented throughout the year. These general and administrative expenses include facility costs of $1.9 million for the six months ended June 30, 2001, compared to $1.0 million for the six months ended June 20, 2000.

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

Restructuring Charges. In the second quarter of 2001, we reviewed our estimate for the restructuring plan and provided an additional $1.8 million. Of this amount, $0.6 million is for additional rent for our facilities in Colorado, San Francisco and Chicago. The market for commercial real estate is very soft and although we are in discussions with interested parties to sublease some of our space, we now estimate it will take us the balance of the year to secure tenants. Following the 2000 restructuring, the carrying cost of furniture was approximately $0.7 million. This was the estimated liquidation value of the furniture, derived from conversations with industry consultants, and represented 60% of its original cost. As the economy worsened and we were unable to sell furnishings, we took an additional charge of $0.7 million in the second quarter of 2001. Additionally, $0.3 million was charged for a prepaid asset that no longer has future benefit due to the restructuring.

Also during the second quarter of 2001, we agreed with @viso Limited, our European joint venture partner, to restructure our European operations. This resulted in a charge of $4.6 million. Associated with this decision was a gain for the forgiveness of debt in the amount of $5.2 million. From inception to June 30, 2001, MME had total revenues of $2.4 million and MessageMedia has recognized losses after minority interest and excluding restructuring costs of $5.4 million related to MME. The $4.6 million restructuring charge included $2.1 million for severance cost, $0.4 million for terminations of contracts, $1.3 million for asset impairment and $0.8 million for facility costs, principally rent and fees.

The restructuring of MME required the liquidation of the operation beginning in the second quarter of 2001. The liquidation of MME is expected to reduce revenue by approximately $0.5 million per quarter and quarterly recurring operating expenses by approximately $3.2 million, which consists of a reduction of $0.9 million in cost of revenues, $1.0 million in marketing and sales expenses, $0.9 million in general and administrative and $0.4 million in depreciation expense. We expect that the liquidation of MME will result in a reduction in net loss after minority interest of approximately $1.4 million per quarter beginning in the third quarter of 2001. We do not anticipate any future expense increases as a result of the liquidation of MME.

The restructuring reserve at June 30, 2001 was approximately $5.4 million, representing an increase from December 31, 2000 of $1.2 million. This change includes additional restructuring charges of $6.4 million reduced by cash payments of approximately $3.2 million, which consists of $1.3 million in personnel reduction costs, $0.9 million in contract termination costs, $0.1 million for impaired assets and $0.9 million for facility reduction costs. The restructuring reserve at June 30, 2001 consisted of $3.4 million associated with the liquidation of MME. The remaining $2.0 million of the restructuring reserve largely related to additional facility costs given our inability to sublease some of our facilities.

Approximately $1.8 million of the restructuring reserve is expected to be paid by the end of the first quarter of 2002 with cash requirements expected to be funded from operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $12.3 million in cash and cash equivalents, including $4.4 million in restricted cash and $4.1 million of cash in Europe, which is designated to fund the liquidation, compared with $15.8 million in cash and cash equivalents and $4.5 million in restricted cash on December 31, 2000.

On December 29, 2000, we received a $3.0 million bank loan from Wells Fargo, and on February 22, 2001, we raised $8.0 million in funding from a private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc., and REBAR, LLC. Historically, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries and other service expenses. During 2001, we have continued to focus on reducing expenses in order to reduce cash burn. In April of 2001, we reduced our domestic headcount, and in May of 2001, we began the process of liquidating our foreign operations.

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

Net cash used in operating activities was approximately $12.8 million and $15.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net operating cash flows for the six months ended June 30, 2001 were primarily attributable to net losses, increases in minority interest, settlement of accounts payable, and payment of restructuring charges offset by non-cash charges for depreciation and amortization. Net operating cash flows for the six months ended June 30, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $1.1 and $7.7 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Investing activities related to additions of furniture, computer equipment and software.

Net cash provided by financing activities was approximately $11.0 million and $19.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 related primarily to proceeds from the February 2001 private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc. and REBAR, LLC. Net cash provided by financing activities for the six months ended June 30, 2000 related primarily to proceeds received for the initial capitalization of MME and from the exercise of stock options.

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

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES OR INTRODUCE NEW PRODUCTS AND SERVICES ON A TIMELY BASIS COULD CAUSE OUR REVENUES TO FALL.

We continually strive to develop significant enhancements to our products and services and introduce new products and services. We may not be able to develop the underlying core technologies necessary to create new enhancements or new products and services, and may not be able to license those technologies from third parties on a timely basis or at all. Any delay or difficulty associated with the introduction of these enhancements, new products or new services by us could cause our customers to use the products and services of our competitors. This could cause our revenues to decline.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services, and significantly greater resources than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers. In addition, many of our current or potential competitors have broad distribution channels that may result in better access to end-users or purchasers. Increased competition as a result of any of the above factors may result in price reductions, reduced revenues, and loss of market share, any of which would harm our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of United States interest rates and, as of December 31, 2000, to European interest rates. Because all of our investments are in short-term investments with maturities of less than three months, however, we have concluded there is no material interest rate risk exposure for these investments. We also face interest rate risk because we have fixed rate debt. As of December 31, 2000, we also faced exposure to movements in foreign currency exchange rates because we had foreign currency denominated debt.

During the quarter ended June 30, 2001, MessageMedia entered into an agreement with @viso Limited to shut down the MessageMedia Europe B.V. joint venture. As part of this liquidation agreement, the full amount of long-term debt of MessageMedia, denominated in Euro's, was canceled and a new debt agreement with @viso was signed. The new debt is denominated in United States dollars and totals $4.5 million, with an interest rate of 15%. When secured by MessageMedia's assets, the interest rate will decrease to 10% per annum. The outstanding principal is due in one lump sum on the earlier of December 31, 2003 or the consummation of the merger with DoubleClick.

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

          10.1** Agreement to Effect Orderly Liquidation of MessageMedia Europe, B.V. By and Between MessageMedia Europe, B.V., MessageMedia Inc., MessageMedia U.S./Europe, Inc. and @viso Limited date as of May 9, 2001.

(B)      Reports on Form 8-K

         A report on Form 8-K, dated June 6, 2001, was filed during the fiscal quarter ended June 30, 2001, reporting information under Item 5 with respect to the execution of an Agreement and Plan of Reorganization by and among DoubleClick Inc., Atlas Acquisition Corp., a wholly owned subsidiary of DoubleClick Inc., and MessageMedia.

* Previously filed as an exhibit to Registration Statement on Form S-4 (SEC file #333-63952)

** Previously filed as an exhibit to Form 10-Q filed on August 17, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MESSAGEMEDIA, INC.


Date: November 8, 2001             By: /s/ A. LAURENCE JONES
                                      ---------------------------------------
                                       A. Laurence Jones
                                       President, Chief Executive Officer and
                                        Director
                                       (Duly Authorized Officer)


                                   By: /s/ WILLIAM E. BUCHHOLZ
                                       ---------------------------------------
                                       William E. Buchholz
                                       Senior Vice President, Finance and
                                        Administration, Chief Financial Officer
                                        and Secretary
                                       (Principal Financial Officer)