Form 10-Q
period 2001-09-30
MESSAGEMEDIA INC
filed 2001-11-14
CIK 1017829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OFTHE SECURITIES AND EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value - 68,754,942 shares as of November 8, 2001.

                               MESSAGEMEDIA, INC.
                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000                                                                   3

           Condensed Consolidated Statements of Operations (unaudited) for the
           three-months and nine-months ended September 30, 2001 and 2000                          4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           nine-months ended September 30, 2001 and 2000                                           5

           Notes to the Condensed Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   11

           Factors Affecting Operating Results and Market Price of Stock                           16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              21

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings                                                                       21

Item 2.    Changes in Securities and Use of Proceeds                                               22

Item 3.    Defaults Upon Senior Securities                                                         22

Item 4.    Submission of Matters to a Vote of Security Holders                                     22

Item 5.    Other Information                                                                       22

Item 6.    Exhibits and Reports on Form 8-K                                                        22


SIGNATURES                                                                                         23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               MESSAGEMEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                  September 30,       December 31,
                                                                      2001                2000
                                                                 ---------------    ---------------
ASSETS                                                            (unaudited)         (see note 1)
Current assets:
  Cash and cash equivalents                                      $         4,116    $        11,273
  Restricted cash                                                          2,116              4,549
  Accounts receivable trade, net                                           5,390              7,909
  Prepaid expenses and other current assets                                2,435              2,750
                                                                 ---------------    ---------------
Total current assets                                                      14,057             26,481

Furniture, equipment and software, net                                     9,165             15,050
Goodwill, net                                                                 --             24,100
Deposits and other                                                         2,608                624
                                                                 ---------------    ---------------
Total assets                                                     $        25,830    $        66,255
                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $         1,757    $         6,156
  Accrued compensation and related liabilities                             1,561              1,859
  Deferred revenue                                                           778              1,822
  Note payable, current portion                                              963                872
  Accounts payable to joint venture partner                                   --              1,153
  Note payable to joint venture partner                                       --              7,941
  Capital lease obligations, current portion                                 160                719
  Restructuring reserve                                                    3,083              4,163
  Other accrued liabilities                                                4,145              3,687
                                                                 ---------------    ---------------
Total current liabilities                                                 12,447             28,372

Note payable                                                               1,297              2,031
Note payable to joint venture partner                                      4,678                 --
Capital lease obligations                                                     17                 92
                                                                 ---------------    ---------------
Total long-term liabilities                                                5,992              2,123

Minority Interest                                                            (23)             2,146

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none
  outstanding at September 30, 2001 and December 31, 2000                     --                 --
Common stock, $0.001 par value; 100,000,000 shares authorized,
    68,770,575 and 56,708,086 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively                    69                 57
  Additional paid-in-capital                                             220,189            212,031
  Warrants                                                                   158                321
  Accumulated other comprehensive income                                    (303)              (296)
  Deferred compensation                                                       --               (348)
  Accumulated deficit                                                   (212,699)          (178,151)
                                                                 ---------------    ---------------
Total stockholders' equity                                                 7,414             33,614
                                                                 ---------------    ---------------
Total liabilities and stockholders' equity                       $        25,830    $        66,255
                                                                 ===============    ===============



See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                           Three-months                    Nine-months
                                                        Ended September 30,              Ended September 30,
                                                 ------------------------------    ------------------------------
                                                      2001             2000            2001              2000
                                                 -------------    -------------    -------------    -------------
Net revenues
     Messaging                                   $       3,774    $       6,922    $      15,111    $      17,145
     Software and related services                       2,116            3,356            7,015            8,489
                                                 -------------    -------------    -------------    -------------
Total revenues                                           5,890           10,278           22,126           25,634

Costs and operating expenses:
  Cost of revenues                                       2,482            4,806            9,348           11,598
  Marketing and sales                                    1,877            5,807            7,614           16,386
  Research, development
    and engineering                                        931            1,495            3,409            4,193
  General and administrative                             1,900            4,864            8,516           12,737
  Severance                                                165               --              765               --
  Restructuring charge                                    (149)              --            6,240               --
  Depreciation and amortization                          5,982           14,297           29,180           41,969
                                                 -------------    -------------    -------------    -------------
  Total costs and operating expenses                    13,188           31,269           65,072           86,883
                                                 -------------    -------------    -------------    -------------
Loss from operations                                    (7,298)         (20,991)         (42,946)         (61,249)

Interest income                                             46              416              257            1,315
Interest expense                                          (200)            (149)            (678)            (248)
Foreign currency gain / (loss)                              --              152             (242)              97
Other income / (expense)                                  (114)             (69)            (241)             (84)
                                                 -------------    -------------    -------------    -------------

Loss before minority interest,
 extraordinary item and cumulative
 effect of change in accounting principle               (7,566)         (20,641)         (43,850)         (60,169)

Minority interest                                           --            1,445            4,141            2,580
                                                 -------------    -------------    -------------    -------------

Loss before extraordinary item
 and cumulative effect of change
 in accounting principle                                (7,566)         (19,196)         (39,709)         (57,589)

Extraordinary gain on exchange
 of debt                                                    --               --            5,161               --

Cumulative effect of change in
 accounting principle                                       --               --               --             (192)
                                                 -------------    -------------    -------------    -------------

Net loss applicable to
  common shares                                  $      (7,566)   $     (19,196)   $     (34,548)   $     (57,781)
                                                 =============    =============    =============    =============

Basic and diluted earnings per share:
  Loss before extraordinary item                 $       (0.11)   $       (0.34)   $       (0.60)   $       (1.03)
  Extraordinary item                                        --               --             0.08               --
                                                 -------------    -------------    -------------    -------------

Net loss per common share, basic
  and diluted                                    $       (0.11)   $       (0.34)   $       (0.52)   $       (1.03)

Weighted-average common shares
  used in per share computation,
  basic and diluted                                 68,699,862       56,368,356       66,290,285       55,962,002



See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                         Nine-months Ended September 30,
                                                         ------------------------------
                                                              2001            2000
                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss from continuing operations                      $    (34,548)   $    (57,781)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                29,180          41,990
  Reduction in restricted cash                                  2,433              --
  Compensation expense for stock options                          342             559
  Write-off of impaired assets                                  2,210              --
  Minority interest                                            (4,141)         (2,580)
  Extraordinary gain on exchange of debt                       (5,161)             --
  Exchange (gain) loss                                           (242)           (409)
  Changes in operating assets and liabilities:
    Accounts receivable                                         2,492          (6,793)
    Prepaid expenses and other                                     (8)           (865)
    Deposits and other                                         (1,987)           (283)
    Accounts payable                                           (4,363)            605
    Accrued compensation and related liabilities                 (297)          1,380
    Deferred revenue                                           (1,035)            449
    Payable to related party                                   (1,110)            555
    Restructuring reserve                                        (343)             --
    Other accrued liabilities                                     488           1,374
                                                         ------------    ------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES              (16,090)        (21,799)

INVESTING ACTIVITIES
Additions to furniture, equipment and software                 (1,280)        (12,359)
                                                         -------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (1,280)        (12,359)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                       377           4,334
Proceeds from minority interest partner                         1,971           7,255
Proceeds from related party loan                                2,000           7,552
Proceeds from private placement, net of issuance costs          7,636              --
Repayment of bank loan                                           (734)             --
Repayment of capital lease obligations                           (543)           (373)
                                                         ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,707          18,768

Effect of exchange rate changes on cash and
  cash equivalents                                               (494)            (68)

Net increase (decrease) in cash and cash
  equivalents of continuing operations                         (7,157)        (15,458)

Cash and cash equivalents at the beginning
  of period                                                    11,273          37,920
                                                         ------------    ------------

Cash and cash equivalents at the end
  of period                                              $      4,116    $     22,462
                                                         ============    ============


See accompanying notes to the condensed consolidated financial statements.

                               MESSAGEMEDIA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

During 2001, we have continued to focus on reducing expenses in order to reduce cash burn. In April and September of 2001, we reduced our domestic headcount, and in May of 2001, we began the process of liquidating our foreign operations.

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

On October 10, 2001, we entered into an amended and restated merger agreement with DoubleClick Inc. The merger is expected to close in December 2001. If this merger does not occur, we plan to seek alternative sources of funding or another merger partner. In connection with the amended and restated merger agreement, DoubleClick loaned us $1.5 million for operating requirements that arise in the ordinary course of business.

We currently have a bank loan from Wells Fargo Equipment Finance, or Wells Fargo. A financial covenant of the loan agreement requires that we maintain an unrestricted cash balance of at least $2.0 million. We currently forecast that we will have sufficient unrestricted cash to prevent triggering Wells Fargo's right to require immediate repayment of the bank loan prior to the closing of the merger with DoubleClick. If the loan from DoubleClick becomes due and payable prior to December 1, 2001, however, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require repayment during December 2001. Additionally, if the merger is not consummated pursuant to the terms of the amended and restated merger agreement, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require its repayment during January 2002. If Wells Fargo exercises its right to require immediate repayment at any time, unless we have previously secured alternative sources of funding, we would have insufficient working capital to remain solvent

Net Loss Per Share

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been represented, and where appropriate, restated to conform to the SFAS 128 requirements. Due to the antidilutive effect, options and warrants were not included in the calculation of diluted earnings per share.

The antidilutive securities consist of the following:

                                                                      September 30,
                                                               ---------------------------
                                                                  2001            2000
                                                               ------------   ------------
Options ....................................................      7,895,618      8,729,697
Warrants ...................................................        297,000        505,660
                                                               ------------   ------------
       Total antidilutive securities .......................      8,192,618      9,235,357
                                                               ============   ============

2. MERGER WITH DOUBLECLICK

On June 1, 2001, MessageMedia and DoubleClick Inc. ("DoubleClick") entered into a merger agreement, which was amended as of June 26, 2001, and further amended and restated as of October 10, 2001, that provides for the merger of MessageMedia with and into DoubleClick. The merger is expected to close in December 2001. For further information with respect to the merger, please review DoubleClick's registration statement on Form S-4, registration number 333-63952. DoubleClick provides a broad range of media, technology, data and research products and services to online marketers and had 2000 revenues of $530 million.


3. RESTRUCTURE CHARGE

European Restructuring

On March 13, 2000, we entered into a definitive agreement with @viso Limited ("@viso"), a strategic partnership between Vivendi and SOFTBANK Corp. ("SOFTBANK"), to create MessageMedia Europe B.V. ("MME"), a joint venture between MessageMedia and @viso. Under the terms of the joint venture agreement, we own 51% and @viso owns 49% of MME. The initial capitalization of the joint venture was funded with $14.8 million during the second quarter of 2000.

On May 9, 2001, we entered into the Agreement To Effect Orderly Liquidation of MessageMedia Europe, B.V. with @viso. This liquidation agreement provides for the orderly liquidation of the joint venture between MessageMedia and @viso, and the termination of all related agreements undertaken at the formation of the joint venture. To fund the expected net cash cost of the liquidation, the liquidation agreement required $4,000,000 to be contributed equally by MessageMedia and @viso. Pursuant to the liquidation agreement, @viso loaned MessageMedia $2,000,000, which was contributed to MME. In consideration therefor, we issued @viso a secured promissory note with a principal amount of $2,000,000. Also provided for in the liquidation agreement was the release of MessageMedia's obligation to @viso for the initial funding of the joint venture and the cancellation of a license for certain of our technology by the joint venture. In consideration therefor, MessageMedia issued @viso a secured promissory note with a principal amount of $2,500,000. Both notes totaling $4,500,000 accrue interest at 10% per annum and are due and payable on the earlier of December 31, 2003 or the occurrence of a change of control. Pursuant to the liquidation agreement, a premium payment may be due if a change of control occur prior to December 31, 2003.

As a result of the restructuring plan, a total of 60 employees will be terminated, all European offices will be closed and all assets and liabilities associated with MME will be liquidated. Most European employees left by the end of July 2001, and the liquidation process began in early July 2001. It is estimated that the cost of liquidating MME will be $4.8 million, broken down as follows (in thousands):

                                                       Balance At September 30, 2001
                                      -----------------------------------------------------------------
                                        Non-Cash           Cash          Future Cash          Total
                                         Charges        Expenditures     Expenditures        Charges
                                      --------------   --------------   --------------   --------------
Personnel reduction costs             $           --   $        1,581   $          497   $        2,078
Contract termination costs                        --               --              404              404
Impairment of assets                           1,357               --               --            1,357
Facility reduction costs                          --                6              744              750
Foreign currency translation                      27               90              125              242
                                      --------------   --------------   --------------   --------------
Total restructuring costs             $        1,384   $        1,677   $        1,770   $        4,831
                                      ==============   ==============   ==============   ==============


We estimate that most of the future cash expenditures related to this restructuring plan will be made by December 31, 2001.

Including liquidation costs, and adding back for minority interest, the revenues and net losses of MME are as follows (in thousands):

                                  Three-months      Three-months       Nine-months         Nine-months
                                      Ended             Ended              Ended              Ended
                                 Sept. 30, 2001    Sept. 30, 2000     Sept. 30, 2001     Sept. 30, 2000
                                 ---------------   ---------------    ---------------    ---------------
Revenues                                      --               310              1,451                444
Net losses                                    --            (1,504)            (5,812)            (2,685)


Also related to this restructuring was the forgiveness of MessageMedia debt by @viso for the original capitalization of MME. This resulted in an extraordinary gain of $5.2 million in the quarter ended June 30, 2001.

The restructuring of MME required the liquidation of the operation beginning in the second quarter of 2001. Subsequent to the third quarter of 2001, the liquidation of MME is expected to reduce revenue by approximately $500,000 per quarter and quarterly recurring operating expenses by approximately $3.2 million, which consists of a reduction of $900,000 in cost of revenues, $1.0 million in marketing and sales expenses, $900,000 in general and administrative expenses and $400,000 in depreciation expense. We do not anticipate any future expense increases as a result of the MME liquidation.

2000 Restructuring

In the fourth quarter of 2000, we recorded a $7.0 million charge as a result of our decision to eliminate certain business development efforts, including e-service, an online customer care solution, our wireless messaging research product and our secure e-mail delivery product. These product lines had not yet contributed to revenue, and a decision was made to reduce operating expense and conserve cash in future periods. The eliminations and reductions in manpower supporting these product lines resulted in the elimination of 125 positions. All of these product lines were discontinued and positions were eliminated during December 2000, although severance payments have been made throughout 2001. In addition to the cost of eliminating these positions, the discontinuance of these development efforts resulted in the recognition of restructuring charges for contractual obligations and software investments incurred to support these product lines. Finally, this charge also provided for a reduction in occupancy costs in Colorado as well as in our Chicago and San Francisco sales offices. The $7.0 million charge included $1.5 million for severance cost, $1.1 million for terminations of contracts for services and software planned to be included in the eventual product offerings, $1 million for facility rent expense for the six months following the December 2000 business restructuring, $500,000 for the estimated differential between sublease income and rent expense, $400,000 for broker fees associated with subleases of the facilities, $100,000 for incidental expenses of the subleasing process, $900,000 for a write-off of the book value of software purchased in conjunction with product lines that were eliminated in the December 2000 business restructuring, $1.2 million for the write-off of the remaining unamortized leasehold improvements in vacated facilities and $300,000 for the write-off of undepreciated furniture and fixtures within vacated facilities. These assets provided no further value to our continuing operations.

In the second quarter of 2001, we reviewed our estimates for the restructuring plan and provided for an additional charge of $1.8 million, including $600,000 for facility rent expense for our facilities in Colorado, San Francisco and Chicago, $1.1 million for the write-off of impaired assets and $90,000 of additional severance payments. The market for commercial real estate is very soft and although we are in discussions with interested parties to sublease some of our space, we now estimate it will take at least the balance of 2001 to secure tenants. Following the 2000 restructuring, the carrying cost of furniture was approximately $700,000. This was the estimated liquidation value of the furniture, derived from conversations with industry consultants, and represented 60% of its original cost. As the economy worsened and we were unable to sell furnishings, we took an additional charge of $700,000 in the second quarter of 2001. Additionally, $300,000 was charged for a prepaid asset that no longer has future benefit due to the restructuring.

In the third quarter of 2001, we sold furniture from one of our vacated facilities for $149,000. This is reflected as a reduction of our total restructuring charge from $8.8 million to $8.7 million. In addition, in the third quarter, we reviewed our estimates of the restructuring plan and deemed the provision to be adequate as of September 30, 2001. As a result, no further charges were recorded.

Under the 2000 restructuring plan, we have made total payments and disposals as follows (in thousands):

                                                                                                       Balance on
                                                 Through September 30, 2001                        September 30, 2001
                                 ----------------------------------------------------------  ----------------------------
                                     Cash         Non-Cash                     Restructure   Future Cash       Total
                                 Expenditures      Charges         Total        Reversal     Expenditures     Charges
                                 -------------  -------------  -------------  -------------  -------------  -------------
Year 2000 Restructuring Plan:
 Personnel reduction costs       $       1,563  $          --  $       1,563  $          --  $          23  $       1,586
 Contract termination costs              1,013             --          1,013             --            159          1,172
 Impairment of assets                       79          3,382          3,461            149             11          3,323
 Facility reduction costs                1,460             --          1,460             --          1,119          2,579
                                 -------------  -------------  -------------  -------------  -------------  -------------
   Total restructuring costs     $       4,115  $       3,382  $       7,497  $         149  $       1,312  $       8,660
                                 =============  =============  =============  =============  =============  =============

We estimate that approximately $600,000 of the future cash expenditures related to this plan will be made by December 31, 2001. The objective of this restructuring was to reduce costs by over $16 million annually. With the savings relating to a reduction in outside engineering and marketing expenditures, facility costs and manpower, we expect to achieve savings of approximately $3.5 million in cost of revenues, $4.2 million in marketing and sales expenses, $1.8 million in research and engineering expenses and $6.6 million in general and administrative expenses.

The combined restructuring reserves at September 30, 2001 were approximately $3.1 million and consisted of the following components (in millions):

                                                      Europe         U.S.        Total
                                                     ----------   ----------   ----------
Personnel reduction costs ........................   $      0.5   $       --   $      0.5
Contract termination costs .......................          0.4          0.2          0.6
Impairment of assets .............................           --           --           --
Facility reduction costs .........................          0.7          1.1          1.8
Foreign currency translation .....................          0.2           --          0.2
                                                     ----------   ----------   ----------
         Total ...................................   $      1.8   $      1.3   $      3.1
                                                     ==========   ==========   ==========


4. SEVERANCE

As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. Subsequent to April 2001, we expect to achieve annual savings of approximately $1.4 million in cost of revenues, $1.2 million in marketing and sales expenses, $400,000 in research and engineering expenses and $1.0 million in general and administrative expenses.

In September 2001, in an effort to reduce costs further, we reduced our domestic headcount by 29, or approximately 15% of the United States workforce. This reduction resulted in $165,000 of severance expenses during the third quarter of 2001. The objective of this reduction was to reduce costs by over $2 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. Beginning in the fourth quarter of 2001, we expect to reduce annual cost of revenues by approximately $1.3 million, research, development and engineering expenses by approximately $300,000 and marketing and sales expenses by approximately $400,000.

The composition of the employee groups impacted by the September 2001 and April 2001 reduction in force is as follows:

                                                                     Number of Employees
                                                               -------------------------------
                  Employee Group                                 September           April
------------------------------------------------------------   --------------   --------------
         Production and information technology personnel                   19               20
         Research, development and engineering personnel                    4                5
         Sales and account management personnel                             6               16
         General and administrative personnel                               0               15


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

The revenue by segment is as follows:

                                 Three-months Ended September 30,             Nine-months Ended September 30,
                                 -------------------------------             -------------------------------
                                         (in thousands)                          (in thousands)
                                      2001             2000                       2001              2000
                                 --------------   --------------             --------------   --------------
Revenues:
Messaging and related services   $        3,774   $        6,922             $       15,111   $       17,145
Software licenses and services            2,116            3,356                      7,015            8,489
                                 --------------   --------------             --------------   --------------
Total revenues                   $        5,890   $       10,278             $       22,126   $       25,634
                                 ==============   ==============             ==============   ==============


6. CHANGES IN CAPITAL STRUCTURE

On February 22, 2001, we sold 11,267,606 shares of our common stock to seven accredited investors, including Rebar LLC and affiliates of SOFTBANK Venture Capital and Pequot Capital Management, Inc., for an aggregate purchase price of approximately $8,000,000. The sale of the common stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) and/or Regulation D promulgated thereunder. The securities were not offered or sold by any form of general solicitation and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view toward the distribution thereof.

7. COMPREHENSIVE INCOME

Other comprehensive income as of September 30, 2001 and September 30, 2000 consists of a foreign currency translation loss of $7,000 and $227,000, respectively, related to MME. Therefore, the comprehensive loss for the nine-months ending September 30, 2001 and September 30, 2000 is as follows (in thousands):

                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    2001                2000
                                                               ---------------    ---------------
Other comprehensive income (loss)                              $            (7)   $          (227)
Net loss                                                               (34,548)           (57,781)
                                                               ---------------    ---------------
Comprehensive loss                                             $       (34,555)   $       (58,008)
                                                               ===============    ===============


8. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets," SFAS 141 and 142, respectively. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS 142 requires that goodwill be tested for impairment annually and if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. SFAS 141 is effective for any business combination that is completed after June 30, 2001. Companies are required to adopt FAS 142 in the fiscal year beginning after December 31, 2001. As the goodwill recorded by MessageMedia arose from the acquisitions of two entities in 1998 and 1999, and will be completely amortized during 2001, we do not believe that the adoption of SFAS 141 and 142 will have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 16. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

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

We have incurred net operating losses in each quarter since inception. As of September 30, 2001, we had an accumulated deficit of approximately $213 million. There can be no assurance that our future revenues will increase or not decrease. We expect to continue to incur significant operating losses for the foreseeable future.

On June 1, 2001, MessageMedia and DoubleClick Inc. ("DoubleClick") entered into a merger agreement, which was amended as of June 26, 2001, and further amended and restated as of October 10, 2001, that provides for the merger of MessageMedia with and into DoubleClick. The merger is expected to close in December 2001. For further information with respect to the merger, please review DoubleClick's registration statement on Form S-4, registration number 333-63952.

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2001, revenues declined to approximately $5.9 million compared to approximately $10.3 million for the three months ended September 30, 2000. Declines were experienced in both the messaging and software businesses in the United States. The decline is due primarily to the general economic slowdown in the United States, which has led to a softened demand in the marketplace for our outsourced services and software solutions. During the third quarter 2001, the number of customers who purchased software hosting services increased while those purchasing large software licenses decreased. This product mix shift resulted in lower software revenue per customer. Additionally, the number of messaging customers has declined as has the messaging levels of retained customers.

For the nine months ended September 30, 2001, revenues declined to approximately $22.1 million compared to approximately $25.6 million for the nine months ended September 30, 2000. The decline is due primarily to the general economic slowdown in the United States, which has led to a softened demand in the marketplace for our outsourced services and software solutions. During 2001, the number of customers who purchased software hosting services increased while those purchasing large software licenses decreased. This product mix shift resulted in lower software revenue per customer. Additionally, the number of messaging customers has declined as has the messaging levels of retained customers.

Costs and Operating Expenses

In September 2001, in an effort to reduce costs further, we reduced our domestic headcount by 29, or approximately 15% of the United States workforce. This reduction resulted in $165,000 of severance expenses during the third quarter of 2001. The objective of this reduction was to reduce costs by over $2 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. Beginning in the fourth quarter of 2001, we expect to reduce annual cost of revenues by approximately $1.3 million, research, development and engineering expenses by approximately $300,000 and marketing and sales expenses by approximately $400,000.

As part of our continuing focus on cost containment, in April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually. With the majority of these savings relating to employment costs, we expect these savings to parallel our reduction in headcount. Subsequent to April 2001, we expect to reduce annual costs by approximately $1.4 million in cost of revenues, $1.2 million in marketing and sales expenses, $400,000 in research and engineering expenses, and $1.0 million in general and administrative expenses.

In the fourth quarter of 2000, we discontinued investment in some product lines, reduced marketing expenditures, consolidated and closed facilities and eliminated 125 employees. The objective of this restructuring was to reduce costs by over $16 million annually. With the savings relating to a reduction in outside engineering and marketing expenditures, facility costs and manpower, we expect to achieve annual savings of approximately $3.4 million in cost of revenues, $4.2 million in marketing and sales expense, $1.8 million in research and engineering expenses and $6.6 million in general and administrative expenses.

Cost of revenues. The cost of revenues for the messaging and software service businesses consists of salaries, benefits, consulting fees and operational costs related to providing our services and software.

For the three months ended September 30, 2001, the cost of revenues decreased to approximately $2.5 million compared to approximately $4.8 million for the three months ended September 30, 2000. Restructuring and cost control measures implemented in December 2000 and April 2001 were successful in reducing the expenses associated with providing our products and services. The closure of our European operations also contributed to the decline in 2001 expenses compared to 2000 expenses. Included in the expenses for the three months ended September 30, 2000, were Europe cost of revenues of approximately $900,000.

For the nine months ended September 30, 2001, the cost of revenues decreased to approximately $9.3 million compared to approximately $11.6 million for the nine months ended September 30, 2000. This decrease in cost was the result of restructuring and cost reduction measures begun in December 2000 and the realization of cost savings from the reduction in force in April 2001. The $900,000 expense savings in Europe in the third quarter 2001 also impacted the nine month comparisons.

Marketing and sales expenses. Marketing and sales expenses, which include salaries, wages, consulting fees, advertising, trade shows, travel, and other marketing expenses, decreased to approximately $1.9 million for the three-months ended September 30, 2001, compared to approximately $5.8 million for the three-months ended September 30, 2000. This decrease is due to a reduction in marketing and sales activities, and cost containment for the fiscal quarter. The closure of our European operations also contributed to the decline in 2001 expenses compared to 2000 expenses. Included in the expenses for the three-months ended September 30, 2000, were European expenses of approximately $800,000.

For the nine months ended September 30, 2001, marketing and sales expenses decreased to approximately $7.6 million, compared to approximately $16.4 million for the nine months ended September 30, 2000. This decrease is due to a reassessment of our marketing and sales needs and a corresponding reduction in expenditures for marketing and sales activities and staffing throughout the fiscal year 2001. The $800,000 expense savings in Europe in the third quarter 2001 also impacted the nine month comparisons.

Research, development and engineering expenses. Research, development and engineering expenses, which include salaries, wages, and consulting fees to support the development, enhancement, and maintenance of our products and services, decreased to approximately $900,000 for the three months ended September 30, 2001, compared to approximately $1.5 million for the three months ended September 30, 2000. This decrease is primarily due to staff reductions affected in December 2000. The closure of our European operations also contributed to the decline in 2001 expenses compared to 2000 expenses. Included in the expenses for the three months ended September 30, 2000, were Europe expenses of approximately $35,000.

Research, development and engineering expenses decreased to approximately $3.4 million for the nine months ended September 30, 2001, compared to approximately $4.2 million for the nine months ended September 30, 2000. This decrease is primarily due to staff reductions affected in December 2000 and April 2001. The $35,000 expense savings in Europe in the third quarter 2001 also impacted the nine month comparisons.

General and administrative expenses. General and administrative expenses consist primarily of salaries, wages, professional and consulting fees, facility costs, and other expenses associated with the general management and administration of MessageMedia. General and administrative expenses decreased to approximately $
1.9 million for the three months ended September 30, 2001, compared to approximately $4.9 million for the three months ended September 30, 2000. This decrease is primarily due to staff reductions in December 2000 and April 2001, and lower facility costs associated with the consolidation of operations within Colorado. The closure of our European operations also contributed to the decline in 2001 expenses compared to 2000 expenses. Included in the expenses for the three months ended September 30, 2000 were Europe expenses of approximately
$1.0 million.

General and administrative expenses decreased to approximately $8.5 million for the nine months ended September 30, 2001, compared to approximately $12.7 million for the nine months ended September 30, 2000. This decrease is the result of the reduction in force in December 2000 and April 2001, the consolidation of operations in Colorado and other expense reduction programs implemented throughout the year. The $1.0 million expense savings in Europe in the third quarter 2001 also impacted the nine month comparisons.

Severance Expenses. As part of our continuing focus on cost containment, in September 2001, we reduced our domestic headcount. This reduction in force of 29, or approximately 15% of the United States workforce, resulted in $165,000 of severance expenses during the third quarter of 2001. The objective of this reduction was to reduce costs by over $2 million annually beginning in the fourth quarter of 2001.

In April 2001, we reduced our domestic headcount. This reduction in force of 56, or approximately 20% of the United States workforce, resulted in $600,000 of severance expenses during the second quarter of 2001. The objective of this reduction was to reduce costs by over $4 million annually subsequent to April 2001.

For the nine months ended September 30, 2001, severance costs totaled $765,000 compared to zero for the nine months ended September 30, 2000.

Restructuring Charges. In the second quarter of 2001, we reviewed our estimate for the restructuring plan and provided for an additional charge of $1.8 million, including $600,000 for facilities rent expense for our facilities in Colorado, San Francisco and Chicago, $1.1 million for the write-off of impaired assets and $90,000 for additional severance payments. The market for commercial real estate was very soft and although we were in discussions with interested parties to sublease some of our space, we estimated it would take us the balance of the year to secure tenants. Following the 2000 restructuring, the carrying cost of furniture was approximately $700,000. This was the estimated liquidation value of the furniture, derived from conversations with industry consultants, and represented 60% of its original cost. As the economy worsened and we were unable to sell furnishings, we took an additional charge of $700,000 in the second quarter of 2001. Additionally, $300,000 was charged for a prepaid asset that no longer has future benefit due to the restructuring.

Also during the second quarter of 2001, we agreed with @viso Limited, our European joint venture partner, to liquidate our European operations. This resulted in a charge of $4.6 million. Associated with this decision was a gain for the forgiveness of debt in the amount of $5.2 million. From inception to June 30, 2001, MessageMedia Europe had total revenues of $2.4 million, and we have recognized losses after minority interest and excluding restructuring costs of $5.4 million related to MessageMedia Europe. The $4.6 million restructuring charge included $2.1 million for severance cost, $400,000 for terminations of contracts, $1.3 million for asset impairment and $800,000 for facility costs, principally rent and fees.

The liquidation of MessageMedia Europe began in the second quarter of 2001. Beginning in the third quarter of 2001, the liquidation of MessageMedia Europe is expected to reduce revenue by approximately $500,000 per quarter and quarterly recurring operating expenses by approximately $3.2 million, which consists of a reduction of $900,000 in cost of revenues, $1.0 million in marketing and sales expenses, $900,000 in general and administrative and $400,000 in depreciation expense. We do not anticipate any future expense increases as a result of the liquidation of MessageMedia Europe.

In the third quarter of 2001, we sold furniture from one of our vacated facilities for $149,000, which has been reflected as a reversal of the restructuring charge. Additionally, we reviewed our estimates for the restructuring plan and deemed the provision to be adequate as of September 30, 2001. No further charges were recorded.

The restructuring reserves at September 30, 2001 were approximately $3.1 million, representing a net decrease from December 31, 2000 of $1.0 million. This change includes additional restructuring charges of $6.4 million reduced by non-cash asset impairment charges of $2.3 million and by cash payments of approximately $5.1 million, which consists of $2.5 million in personnel reduction costs, $1.0 million in contract termination costs, $100,000 for impaired assets and $1.5 million for facility reduction costs. The restructuring reserves at September 30, 2001 consisted of $1.8 million associated with the liquidation of MessageMedia Europe and the remaining $1.3 million of the restructuring reserves largely related to additional U.S. facility costs given our inability to sublease some of our facilities.

Approximately $1.6 million of the remaining restructuring reserves, as of September 30, 2001, is expected to be paid by the end of the first quarter of 2002 with cash requirements expected to be funded from operating cash flows.

Depreciation and amortization expenses. Depreciation and amortization expense decreased to $6.0 million for the three months ended September 30, 2001, compared to approximately $14.3 million for the three months ended September 30, 2000. The most significant reason for the decrease was that amortization of goodwill, associated with the acquisitions of EPub and DBits, had been fully expensed in 2000. Additionally the amortization of goodwill, associated with the acquisitions of Revnet and Decisive, was fully amortized within the third quarter of 2001. Goodwill resulting from acquisitions is amortized over two years. The closure of our European operations also contributed to the decline in 2001 expenses compared to 2000 expenses. Included in the expenses for the three months ended September 30, 2000 were European expenses of approximately $142,000.

Depreciation and amortization decreased to $29.2 million for the nine months ended September 30, 2001, compared to $42.0 million for the nine months ended September 30, 2000. The reduction in the amount of unamortized goodwill to be expensed in 2001 was the primary reason for the decline in expenses. The $142,000 expense savings in Europe in the third quarter 2001 also impacted the nine month comparisons.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $6.2 million in cash and cash equivalents, including $2.1 million in restricted cash and $400,000 of cash in Europe, which is designated to fund the liquidation of MessageMedia Europe, compared with $15.8 million in cash and cash equivalents, which includes $4.5 million in restricted cash, on December 31, 2000.

On December 29, 2000, we received a $3.0 million bank loan from Wells Fargo, and on February 22, 2001, we raised $8.0 million from a private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc., and REBAR, LLC. Historically, we have experienced recurring losses and have been unable to generate sufficient working capital needed to meet our cash needs. During 2000, we began restructuring our organization to reduce our expenditures on infrastructure, including rent, salaries and other service expenses. During 2001, we have continued to focus on reducing expenses in order to reduce cash burn. In April and September of 2001, we reduced our domestic headcount, and in May of 2001, we began the process of liquidating our foreign operations.

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

On October 10, 2001, we entered into an amended and restated merger agreement with DoubleClick Inc. The merger is expected to close in December 2001. If this merger does not occur, we plan to seek alternative sources of funding or another merger partner. In connection with the amended and restated merger agreement, DoubleClick loaned us $1.5 million for operating requirements that arise in the ordinary course of business.

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

Net cash used in operating activities was approximately $16.1 million and $21.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Net operating cash flows for the nine months ended September 30, 2001 were primarily attributable to net losses, increases in minority interest, settlement of accounts payable, and payment of restructuring charges offset by non-cash charges for depreciation and amortization. Net operating cash flows for the nine months ended September 30, 2000 were primarily attributable to net losses offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was approximately $1.3 and $12.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Investing activities related to additions of furniture, computer equipment, and software.

Net cash provided by financing activities was approximately $10.7 million and $18.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Net cash provided by financing activities for the nine months ended September 30, 2001 related primarily to net proceeds of approximately $7.6 million from the February 2001 private placement of our common stock to SOFTBANK Venture Capital, Pequot Capital Management, Inc. and REBAR, LLC and approximately $4.0 million of proceeds from @viso for the liquidation of our European operations. Net cash provided by financing activities for the nine months ended September 30, 2000 related primarily to proceeds received for the initial capitalization of MessageMedia Europe and from the exercise of stock options.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND FUTURE LOSSES ARE LIKELY.

We have an accumulated deficit of approximately $213 million as of September 30, 2001. We have not achieved profitability and expect to continue to incur operating losses at least through the first quarter of 2002. We intend to continue to invest in research and development and strategic marketing activities. Accordingly, we expect to continue to incur significant operating expenditures and, as a result, will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we likely will incur future operating losses.

WE MAY NOT HAVE SUFFICIENT UNRESTRICTED CASH TO SATISFY THE TERMS OF A BANK LOAN, WHICH WOULD ENTITLE THE LENDER TO REQUIRE ITS IMMEDIATE REPAYMENT AND COULD LEAD TO OUR INSOLVENCY.

We currently have a bank loan from Wells Fargo Equipment Finance, or Wells Fargo. A financial covenant of the loan agreement requires that we maintain an unrestricted cash balance of at least $2.0 million. We currently forecast that we will have sufficient unrestricted cash to prevent triggering Wells Fargo's right to require immediate repayment of the bank loan prior to the closing of the merger. If the loan from DoubleClick becomes due and payable prior to December 1, 2001, however, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require repayment during December 2001. Additionally, if the merger is not consummated pursuant to the terms of the amended and restated merger agreement, we currently forecast that we will not have sufficient unrestricted cash to comply with the Wells Fargo loan and that Wells Fargo will have the right to require its repayment during January 2002. If Wells Fargo exercises its right to require immediate repayment at any time, unless we have previously secured alternative sources of funding, we would have insufficient working capital to remain solvent. In addition, any default under the Wells Fargo loan agreement could lead to cross-defaults under other credit arrangements to which we are a party and cause our insolvency.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO SUPPORT OUR CAPITAL NEEDS, WHICH COULD RESULT IN OUR INSOLVENCY.

If the merger with DoubleClick does not occur, it will be necessary for us to raise additional capital quickly in order to maintain our operations. Any required additional financing might not be available when needed. If our common stock is delisted from The Nasdaq National Market, our ability to raise capital through debt or equity financing would be impaired greatly. If additional financing is not available when required, we may be unable to fund our operations or repay our outstanding obligations, which could result in our insolvency.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING ON FAVORABLE TERMS, WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS.

We may not be able to secure additional financing on favorable terms due to current market conditions or our potential delisting from The Nasdaq National Market. In addition, the terms of our amended and restated merger agreement with DoubleClick prohibit us from raising additional funds while such agreement is in effect by issuing debt or equity securities unless DoubleClick agrees. If we delay our efforts to obtain additional financing and the merger does not close, we will need to raise additional funds quickly. These funds may not be available on terms that are favorable to us or our current equity holders. As a result of any of the factors listed above, you may experience significant dilution of your ownership interest and securities may be issued with rights senior to your rights.

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

Our revenue for the foreseeable future will remain dependent on sales of e-messaging solutions, the fees that we charge for our services and license fees for software products. These future revenues may fluctuate due to the factors listed above and therefore are difficult to forecast. As a result, we may be unable to adjust our internal operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, our financial condition would be materially and adversely affected. This could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

Our common stock is currently listed on The Nasdaq National Market under the symbol `MESG,' but is currently trading below the minimum bid price required by The Nasdaq National Market for continued listing. Our common stock was scheduled to be delisted from The Nasdaq National Market due to our failure to comply with the continued listing requirements. On October 3, 2001, however, Nasdaq notified us that it had suspended the minimum bid price requirement until January 2, 2002. If we continue not to meet the minimum bid price requirement after January 2, 2002 or any other continued listing requirement, then our common stock could be delisted from The Nasdaq National Market.

If our common stock is delisted from The Nasdaq National Market, trading, if any, will be conducted in the over-the-counter market in the so-called 'pink sheets' or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of The Nasdaq National Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts' and news media's coverage of our business may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR LARGE STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

A small number of stockholders hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A private placement transaction completed by us in February 2001 increased both the number of our securities that will become available for resale to the public and the number of our securities held by several of our larger stockholders. In this instance, we issued 7,746,479 shares of our common stock to affiliates of SOFTBANK Venture Capital, who together constitute our largest stockholder, 704,225 shares to affiliates of Pequot Capital Management, Inc., and 2,816,902 shares to Rebar LLC. If the merger with DoubleClick is not consummated, these investors may demand that we effect the registration of these shares, after which time they may be sold in the public markets without restriction.

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

OUR COMPETITORS MAY DEVELOP PRODUCTS OR SERVICES THAT RENDER OUR PRODUCTS AND SERVICES UNCOMPETITIVE, WHICH COULD CAUSE A DECREASE IN REVENUES.

New market entrants have introduced or are developing products and services for use on the Internet that compete with our products. The products, services or technologies developed by others may render our products and services uncompetitive or obsolete. Accordingly, our future success depends on our ability to adapt to rapidly changing technologies, enhance existing solutions, and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements to new or existing solutions must meet the requirements of our current and prospective customers. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors, which would negatively impact our revenues.

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

ANY SYSTEM FAILURE MAY HARM OUR BUSINESS OR REPUTATION.

The continuing and uninterrupted performance of our computer systems and our customers' computer systems is critical to our ability to provide outsourced services. Sustained or repeated system failures would reduce the attractiveness of our solutions to our customers and could harm our business reputation. Our systems are dependent in part upon our ability to protect our operating systems against physical damage from acts of terrorism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We do not currently have redundant, multiple site capacity in the event of any such occurrence. Our systems also are potentially vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. To the extent that we do not effectively address any system failures, our business, results of operations and financial condition would be materially and adversely affected.

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

During the quarter ended June 30, 2001, we entered into an agreement with @viso Limited to shut down MessageMedia Europe. As part of this liquidation agreement, the full amount of our long-term debt, denominated in Euro's, was canceled and a new debt agreement with @viso was signed. The new debt is denominated in United States dollars and totals $4.5 million, with an interest rate of 10%. The outstanding principal is due in one lump sum on the earlier of December 31, 2003 or a change in control of MessageMedia.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 5, 2001, we filed an action in District Court in Boulder County, Colorado against Rosenbluth Interactive, Inc., referred to as Rosenbluth, alleging that Rosenbluth failed to pay us for services rendered under a services agreement between MessageMedia and Rosenbluth. On or about September 19, 2001, Rosenbluth filed a counterclaim against us alleging that we acted negligently in providing services under the services agreement. MessageMedia and Rosenbluth each are seeking unspecified monetary damages and expenses as relief for its respective claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

MessageMedia's management is not aware of any information required to be reported hereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         2.1* Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 10, 2001, between DoubleClick Inc. and MessageMedia, Inc., including annexes thereto but excluding any schedules.

         10.1** Note Purchase Agreement, dated as of October 10, 2001, between DoubleClick Inc. and MessageMedia, Inc., including associated Promissory Note.

         10.2** Escrow Agreement, dated as of October 10, 2001, by and among DoubleClick Inc., First Union National Bank, as escrow agent, and MessageMedia, Inc.

* Previously filed as an exhibit to Amendment No. 3 to Form S-4, filed by DoubleClick Inc. on October 24, 2001 (SEC file #333-63952).

** Previously filed as an exhibit to our Form 8-K, filed on October 11, 2001.


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MESSAGEMEDIA, INC.


Date: November 14, 2001           By: /s/ A. Laurence Jones
                                     -------------------------------------------
                                      A. Laurence Jones
                                      President, Chief Executive Officer and
                                      Director (Duly Authorized Officer)


                                  By: /s/ William E. Buchholz
                                      ------------------------------------------
                                      William E. Buchholz
                                      Senior Vice President, Finance and
                                      Administration, Chief Financial Officer
                                      and Secretary (Principal Financial and
                                      Chief Accounting Officer)